Form 10-Q
period 1996-03-28
REGAL CINEMAS INC
filed 1996-05-13
CIK 905035

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 28, 1996



                     Commission file number     0-21772
                                            -------------

                              Regal Cinemas, Inc.
- -------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Tennessee                                       62-1412720
- -------------------------------                        --------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)


                           7132 Commercial Park Drive

        Knoxville, Tennessee                                  37918
- ------------------------------------------               ----------------
(Address of Principal Executive Offices)                    (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE        (423) 922-1123
                                                         ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X      No
                                                -------       --------

        Common Stock outstanding - 17,524,379 shares at May 13, 1996

                        PART I -- FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS.
- --------------------------------------------------------------------------------

                              REGAL CINEMAS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                           (in thousands of dollars)

                                     ASSETS

                                                           March 28,             December 28,
                                                             1996                    1995
                                                           ---------             ------------
 Current assets:
   Cash and equivalents                                     $  1,148                 $  5,037
   Accounts receivable                                           660                      927
   Inventories                                                   825                      831
   Prepaids and other current assets                           2,562                    2,646
   Refundable income taxes                                       849                    2,696
   Deferred income taxes                                         679                      122
                                                            --------                 --------
          Total current assets                                 6,723                   12,259
                                                            --------                 --------
 Property and equipment:
   Land                                                       20,601                   20,500
   Buildings and leasehold improvements                      134,247                  124,931
   Equipment                                                  82,949                   78,585
   Construction in progress                                   26,527                   22,391
                                                            --------                 --------
                                                             264,324                  246,407

 Accumulated depreciation and amortization                   (36,192)                 (33,327)
                                                            --------                 --------
          Total property and equipment, net                  228,132                  213,080
                                                            --------                 --------
 Other assets                                                  9,709                    9,820
                                                            --------                 --------
          Total assets                                      $244,564                 $235,159
                                                            ========                 ========



    See accompanying notes to condensed consolidated financial statements.

                              REGAL CINEMAS, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
               -------------------------------------------------
                (in thousands of dollars, except share amounts)


 LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                  March 28,                  December 28,
                                                                    1996                         1995
                                                                 ----------                 -------------
 Current liabilities:
   Current maturities of long-term debt                           $  8,600                     $  9,800
   Accounts payable                                                 18,543                       16,675
   Accrued expenses                                                  4,258                        5,185
                                                                  --------                     --------
    Total current liabilities                                       31,401                       31,660


 Long-term debt, less current maturities                            96,450                       92,450
 Other liabilities                                                   3,580                        3,542
 Deferred income taxes                                               6,273                        5,454
                                                                  --------                     --------
          Total liabilities                                        137,704                      133,106
                                                                  --------                     --------



 Shareholders' equity:
   Preferred stock, no par; 1,000,000 shares
     authorized, none issued                                            -                            -
    Common stock, no par; 50,000,000 shares
      authorized, 17,524,379 and 17,503,986
      shares issued and outstanding at March 28,
      1996 and December 28, 1995, respectively                      74,167                       73,832
 Retained earnings                                                  32,693                       28,221
                                                                  --------                     --------
                                                                   106,860                      102,053
                                                                  --------                     --------
          Total liabilities and stockholders' equity              $244,564                     $235,159
                                                                  ========                     ========



    See accompanying notes to condensed consolidated financial statements.

                              REGAL CINEMAS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
              (in thousands of dollars, except per share amounts)


                                                                       Three Months Ended
                                                               ------------------------------------
                                                                March 28,                 March 30,
                                                                   1996                      1995
                                                                -----------------------------------
 Revenue:
    Admissions                                                   $36,737                   $25,650
    Concessions                                                   14,675                    10,365
    Other operating revenue                                          831                       686
                                                                 -------                   -------
          Total revenues                                          52,243                    36,701
                                                                 -------                   -------

 Operating expenses:
    Film rental and advertising costs                             18,922                    12,334
    Cost of concessions and other                                  1,892                     1,291
    Theatre operating expenses                                    17,915                    14,798
    General and administrative expenses                            2,008                     1,444
    Depreciation and amortization                                  2,965                     2,072
                                                                 -------                   -------
          Total operating expenses                                43,702                    31,939
                                                                 -------                   -------

 Operating income                                                  8,541                     4,762
 Other income (expense):
    Interest expense                                              (1,244)                     (887)
    Interest income                                                   96                        56
                                                                 -------                   -------
 Income before provision for income taxes                          7,393                     3,931
 Provision for income taxes                                       (2,921)                   (1,559)
                                                                 -------                   -------
 Net income                                                      $ 4,472                   $ 2,372
                                                                 =======                   =======
 Earnings per common share:

    Primary                                                      $   .24                   $   .13
                                                                 =======                   =======
    Fully diluted                                                $   .24                   $   .13
                                                                 =======                   =======



    See accompanying notes to condensed consolidated financial statements.

                             REGAL CINEMAS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               -----------------------------------------------
                          (in thousands of dollars)

                                                                                            Three Months Ended
                                                                                      ----------------------------
                                                                                      March 28,           March 30,
                                                                                        1996                1995
                                                                                      ---------           ---------
 Cash flows from operating activities:
 Net income                                                                            $ 4,472              $ 2,372
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                   2,965                2,072
         (Gain) loss on sale of assets                                                       8                  (26)
         Deferred income taxes                                                             262                2,148
         Changes in operating assets and liabilities:
           Accounts receivable                                                             267                  802
           Inventories                                                                       6                  (55)
           Prepaids and other current assets                                                84                 (372)
           Refundable income taxes                                                       1,847                  660
           Accounts payable                                                              1,868               (2,549)
           Accrued expenses and other liabilities                                         (889)              (1,928)
                                                                                       -------              -------
               Net cash provided by operating activities                                10,890                3,124

 Cash flows from investing activities:
    Capital expenditures, net                                                          (17,925)             (13,292)
    Investment in other assets                                                              12               (1,207)
                                                                                       -------              -------
               Net cash used in investing activities                                   (17,913)             (14,499)

 Cash flows from financing activities:
    Net borrowings under long-term debt                                                  2,800                9,586
    Redemption of preferred stock                                                            -               (1,196)
    Net proceeds from issuance of common stock                                             304                  152
    Stock compensation expense                                                              30                   30
                                                                                       -------              -------
               Net cash provided by financing activities                                 3,134                8,572
                                                                                       -------              -------
 Net decrease in cash and equivalents                                                   (3,889)              (2,803)
 Cash and equivalents at beginning of period                                             5,037                6,929
                                                                                       -------              -------
 Cash and equivalents at end of period                                                 $ 1,148              $ 4,126
                                                                                       =======              =======


    See accompanying notes to condensed consolidated financial statements.

                             REGAL CINEMAS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
       ---------------------------------------------------------------

1.  THE COMPANY AND BASIS OF PRESENTATION

    Regal Cinemas, Inc. (Regal) and its wholly owned subsidiaries, Litchfield Theatres, Ltd. (Litchfield) and Neighborhood Entertainment, Inc. (Neighborhood); collectively referred to as the "Company" operate multi-screen motion picture theatres principally throughout the eastern
    United States.   The Company formally operates on a fiscal year ending on
    the Thursday closest to December 31.

    On April 17, 1995, Regal issued 543,170 shares of its common stock for all of the outstanding common stock of Neighborhood. The merger has been accounted for as a pooling of interests and, accordingly, these condensed consolidated financial statements have been restated for all periods to include the results of operations and financial positions of Neighborhood.

    Separate results of the combining entities for the three-month period ended March 28, 1996 and the three-month period ended March 30, 1995 are as follows:


                                              Three Months      Three Months
                                                  Ended            Ended
                                             March 28, 1996    March 30, 1995
                                             --------------    --------------
 Revenues:                                            (in thousands)
    Regal                                      $52,243             $32,542
    Neighborhood                                     -               4,159
                                               -------             -------
                                               $52,243             $36,701
                                               =======             =======
 Net income (loss):
    Regal                                      $ 4,472             $ 2,627
    Neighborhood                                     -                (255)
                                               -------             -------
                                               $ 4,472             $ 2,372
                                               =======             =======

                              REGAL CINEMAS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        ---------------------------------------------------------------

2.  RECENTLY ADOPTED ACCOUNTING POLICIES

    Effective December 29, 1995, the Company adopted Statement of
    Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which i) requires that long-lived assets to be held and used be reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable, ii) requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell, iii) provides guidelines and procedures for measuring impairment losses that are different from previously existing guidelines and procedures. Such adoption had no effect on the Company's financial statements.

    Also effective December 29, 1995, the Company adopted Statement of Accounting Standards No. 123, Accounting and Disclosure of Stock-Based Compensation, which encourages but does not require companies to recognize stock awards based on their fair value at the date of grant. As the Company elected to adopt only the disclosure requirements of the new standard, it will continue to apply the provisions of Accounting
    Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equal the market price of the underlying stock on the date of grant, no compensation expense is recognized.

3.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated balance sheet as of March 28, 1996, the condensed consolidated statements of income for the three months ended March 28, 1996 and March 30, 1995, and the condensed consolidated statements of cash flows for the three months ended March 28, 1996 and March 30, 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The December 28, 1995 information has been derived from the audited December 28, 1995 balance sheet of Regal Cinemas, Inc.

    Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 28, 1995. The results of operations for the three month period ended March 28, 1996 are not necessarily indicative of the operating results for the full year.

4.  INCOME TAXES

    The Company's effective income tax rate differs from the expected federal income tax rate of 35% due to the inclusion of state income taxes.

        ---------------------------------------------------------------

5.  LONG-TERM DEBT

    Long-term debt at March 28, 1996 and December 28, 1995, consists of the following:



                                                        March 28,   December 28,
                                                          1996         1995
                                                        ---------   ------------
                                                             (in thousands)
 Regal $150,000,000 senior reducing
 revolving credit facility  which expires on
 June 30, 2001, with interest payable
 quarterly, at LIBOR (5.31% and 5.7% at March
 28, 1996 and December 28, 1995, respectively)
 plus 1.0%.  Draw capability will expire on
 June 30,1997.  Repayment of the outstanding
 balance on the credit facility will begin
 September 30, 1997, and consist of 5% of the
 outstanding balance on a quarterly basis
 through June 30, 1999. Thereafter, payments
 will be 7.5% of the outstanding balance
 quarterly through June 30, 2001.                        $ 96,450      $ 92,450


 Demand note payable to former owners of
 North and South Carolina theatres. Interest is
 payable at Company's senior credit facility
 rate less .25% and is collateralized by
 letters of credit                                          8,600         9,800
                                                         --------      --------
                                                          105,050       102,250


 Less current maturities                                   (8,600)       (9,800)
                                                         --------      --------


                                                         $ 96,450      $ 92,450
                                                         ========      ========

       ---------------------------------------------------------------

    Regal's reducing revolving credit facility contains various restrictive covenants which require Regal to maintain certain financial ratios and limit annual capital expenditures. During 1995, the Company amended its Loan Agreement to decrease the interest rate, increase the facility to $150 million, extend the maturity of the facility to June 30, 2001, modify the collateralization of the facility to a negative pledge of substantially all assets of the Company, and modify certain financial covenants.


6.  EARNINGS PER SHARE

    Primary earnings per share have been computed by dividing net income applicable to common stock (net income less dividend requirements for preferred stock) by the weighted average number of common and common equivalent shares outstanding during each period. Shares issued in connection with the Litchfield and Neighborhood mergers have been included in shares outstanding for all periods presented. Common equivalent shares relating to options issued during the 12-month period preceding the initial public offering have been calculated using the treasury stock method assuming that the options were outstanding during each period presented and that the fair value of the Company's common stock during each period was equal to the initial public offering price. Common equivalent shares relating to options issued subsequent to the initial public offering have been calculated using the treasury stock method for the portion of each period for which the options were outstanding and using the fair value of the company's common stock for each of the respective periods. All per share data has also been adjusted to give effect to the December 1995 common stock split. After giving effect to the items described above, primary earnings per common share have been computed based on the assumed weighted average number of common and common equivalent shares outstanding in each period ((in thousands) 18,334 shares for the three month period ended March 28, 1996; and 17,973 shares for the three month period ended March 30, 1995). Fully diluted earnings per common share reflect the retroactive effect of the preferred stock conversion at the time of the initial public offering. The calculation utilizes net income before preferred dividends and increased common share equivalents from the conversion ((in thousands) 18,402 shares for the three month period ended March 28, 1996; and 17,973 shares for the three month period ended March 30, 1995).

       ---------------------------------------------------------------


7.  PENDING ACQUISITIONS

    On February 2, 1996, the Company entered into a definitive agreement to acquire all the outstanding stock of Georgia State Theatres, Inc. (GST) in exchange for approximately 912,000 shares of the Company's common stock, subject to adjustment in certain circumstances. GST currently operates 10 theatres with 68 screens. Provided shareholder approval of the Merger Agreement is obtained, the Company intends to close the transaction and effect the merger promptly following the special meeting of GST shareholders scheduled for May 30, 1996.

    Also, the Company has entered into an agreement with an individual, George Krikorian ("Krikorian"), and corporations controlled by him, to acquire certain assets of eight theatres with 69 screens. Consideration for the transaction is anticipated to be approximately 470,000 shares of Company common stock and approximately $14.1 million cash. The transaction is anticipated to be consummated during the second quarter of 1996.

    The following unaudited pro forma results of operations for the three-month periods ended March 28, 1996 and March 30, 1995, respectively, give retroactive effect to the GST and Krikorian acquisitions. The pro forma results of operations assume the acquisitions occurred at the beginning of fiscal 1995 and have been prepared for comparative purposes only and do not purport to indicate the results of operations that would actually have occurred had the combinations been in effect on the dates indicated, or which may occur in the future.

                                                          (in thousands, except per share data)

                                                                   Three Months Ended

                                                        March 28, 1996             March 30, 1995
                                                        --------------             --------------
      Revenue                                                $59,506                  $44,897
      Operating income                                         8,882                    5,110
      Net income applicable to common stock                    4,351                    2,134

      Earnings per common share:
           Primary                                           $   .22                  $   .11
                                                             =======                  =======
           Fully diluted                                     $   .23                  $   .11
                                                             =======                  =======

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The following analysis of the financial condition and results of operations of Regal Cinemas, Inc. (Regal) and its wholly owned subsidiaries, Litchfield Theatres, Ltd. (Litchfield) and Neighborhood Entertainment, Inc. (Neighborhood), collectively referred to as the "Company," should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included herein. On June 15, 1994, Regal consummated the acquisition of Litchfield and on April 17, 1995, the Company consummated the acquisition of Neighborhood, and the acquisitions have been accounted for as poolings of interest.

BACKGROUND OF REGAL

Regal has achieved significant growth in theatres and screens since its formation in November of 1989. Since inception through March 28, 1996, Regal has acquired 97 theatres with 624 screens, has developed 28 new theatres with 319 screens and has added 36 new screens to acquired theatres. Theatres developed by the Company typically generate positive theatre level cash flow within the first three months following commencement of operation and reach a mature level of attendance within one to three years following commencement of operation. The Company does not defer any pre-opening costs associated with opening its theatres and expenses such costs in the periods incurred. Theatre closings have not had a significant effect on the operations of the Company.

On June 15, 1994, Regal consummated the acquisition of Litchfield, a southeastern theatre chain consisting of 24 theatres and 172 screens, for 5,804,045 shares of Regal's common stock. In conjunction with the transaction, Regal refinanced approximately $17 million of debt on Litchfield's balance sheet.

On April 17, 1995, Regal consummated the acquisition of Neighborhood for 543,170 shares of Regal common stock. In conjunction with the transaction, Regal refinanced approximately $10 million of debt on Neighborhood's balance sheet. In addition, on April 28, 1995, the Company completed the purchase of substantially all of the assets of three companies which held four theatres with 40 screens. Consideration for the transaction was approximately $14.3 million cash and other consideration and 160,875 shares of Regal common stock.

At March 28, 1996, the Company had 125 multi-screen theatres with an aggregate of 979 screens. At such date, Regal had 16 new theatres with 183 screens under construction and 23 screens under construction at existing theatres and two pending acquisitions for the purchase at eighteen theatres with 137 screens.

RESULTS OF OPERATIONS

The Company's revenues are generated primarily from box office receipts and concession sales. Additional revenues are generated by electronic video games located adjacent to the lobbies of certain of the Company's theatres, by on-screen advertisements and by revenues from the Company's two entertainment centers adjacent to theatre complexes, the first of which opened in August 1995. Direct theatre costs consist of film rental and advertising costs, costs of concessions and theatre operating expenses. Film rental costs are related to the popularity of a film and the length of time since the film's release and generally decline as a percentage of admission revenues the longer a film has been released. Because certain concession items, such as fountain drinks and popcorn, are purchased in bulk and not pre-packaged for individual servings, the Company is able to improve its margins by negotiating volume discounts. Theatre operating expenses consist primarily of theatre labor and occupancy costs. Future increases in minimum wage requirements or legislation requiring additional employer funding of health care, among other things, may increase theatre operating expenses as a percentage of total revenues.

The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items reflected in the Company's consolidated statements of income.

                                                   Percentage of Total Revenues

                                                       Three Months Ended
                                                   -----------------------------
                                                     March 28,       March 30,
                                                       1996            1995
                                                   ------------     ------------
 Revenue:

      Admissions                                       70.3 %           69.9 %
      Concessions                                      28.1 %           28.2 %
      Other                                             1.6 %            1.9 %

          Total revenues                              100.0 %          100.0 %
                                                      -----            -----
 Cost of revenues:

     Film rental and advertising costs                 36.2 %           33.6 %
     Cost of concessions and other                      3.6 %            3.5 %
     Total operating expenses                          34.3 %           40.4 %
     General and administrative expenses                3.8 %            3.9 %
     Depreciation and amortization                      5.7 %            5.6 %
                                                      -----            -----
          Theatre operating expenses                   83.6 %           87.0 %
 Operating income (loss)                               16.4 %           13.0 %

 Other income (expense):
     Interest expense                                  (2.4)%           (2.4)%
     Interest income                                    0.2 %            0.2 %
                                                      -----            -----
 Income before provision for income taxes              14.2 %           10.8 %
 Provision for income taxes                            (5.6)%           (4.3)%
                                                      -----            -----
 Net income                                             8.6 %            6.5 %
                                                      =====            =====

THREE MONTHS ENDED MARCH 28, 1996 AND MARCH 30, 1995

TOTAL REVENUES -- Total revenues for the first quarter of fiscal 1996 increased by 42.3% to $52.2 million from $36.7 million in the comparable 1995 period. This increase was due to a 26.6% increase in attendance attributable primarily to the net addition of 147 screens in fiscal 1995 and first quarter of 1996 as well as strong film releases in the first quarter of 1996. Of the $15.5 million net increase in revenues for the period, a $6.1 million increase was attributed to theatres previously operated by the Company, $4.6 million increase was attributed to theatres acquired by the Company, and $4.8 million increase was attributed to new theatres constructed by the Company. Average ticket prices increased 13.2% during the period, reflecting a smaller proportion of discount theatres in the 1996 period than in the same period in 1995 and, to a lesser degree, an increase in ticket prices. Average concession sales per customer increased 11.9% for the period, reflecting both an increase in consumption and, to a lesser degree, an increase in concession prices.

FILM RENTAL AND ADVERTISING COSTS -- Film rental and advertising costs increased by 53.4% to $18.9 million in the first quarter 1996 from $12.3 million in the first quarter 1995. Film rental and advertising costs as a percentage of total revenues increased to 36.2% in the 1996 period from 33.6% in the 1995 period, reflecting higher film rental costs associated with strong film releases.

COST OF CONCESSIONS AND OTHER -- Cost of concessions and other increased by 46.6% to $1.9 million in the first quarter 1996 from $1.3 million in the first
quarter 1995.   Cost of concessions and other as a percentage of revenues
increased to 3.6% in the first quarter 1996 from 3.5% in the first quarter 1995. Cost of concessions and other were 12.9% of concession revenues in the first quarter 1996 as compared to 12.5% of concession revenues in the first quarter 1995, reflecting costs associated with the Company's two entertainment centers.

THEATRE OPERATING EXPENSES -- Theatre operating expenses increased by 21.1% to $17.9 million in the first quarter 1996 from $14.8 million in the first quarter 1995. Total theatre operating expenses as a percentage of total revenues decreased to 34.3% in the 1996 period from 40.4% in the 1995 period. The decrease of theatre operating expenses as a percentage of total revenues was primarily attributable to the strong film releases in the first quarter 1996 and better monitoring and control of costs at the Company's theatres, especially acquired theatres.

GENERAL AND ADMINISTRATIVE EXPENSES -- General and administrative expenses increased by 39.1% to $2.0 million in the first quarter 1996 from $1.4 million in the first quarter 1995. As a percentage of total revenues, general and administrative expenses decreased to 3.8% in the 1996 period from 3.9% in the 1995 period.

DEPRECIATION AND AMORTIZATION -- Depreciation and amortization expense increased in the first quarter 1996 by 43.1% to $3.0 million from $2.1 million in the first quarter 1995. This increase was primarily the result of theatre property additions associated with the Company's expansion efforts.

OPERATING INCOME -- Operating income for the first quarter 1996 increased by 79.4% to $8.5 million, or 16.4% of total revenues, from $4.8 million, or 13.0% of total revenues, in the first quarter 1995.

INTEREST EXPENSE -- Interest expense increased in the first quarter 1996 by 40.2% to $1.2 million from $0.9 million in the first quarter 1995. The increase was primarily due to higher average borrowings outstanding, net of capitalized interest totaling $566,000 during the first quarter 1996, relating to projects under construction.

INCOME TAXES -- The provision for income taxes increased in the first quarter 1996 by 87.4% to $2.9 million from $1.6 million in the first quarter 1995. The effective tax rate was 39.5% in the 1996 period as compared to 39.7% in the 1995 period.

NET INCOME -- Net income in the first quarter 1996 increased by 88.5% to $4.5 million from $2.4 million in the first quarter 1995. The increase in net income reflects primarily the additional screens operated by the Company, as well as strong film releases in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

Substantially all of the Company's revenues are derived from cash box office receipts and concession sales, while film rental fees are ordinarily paid to distributors 15 to 45 days following receipt of admission revenues. The Company thus has an operating cash "float" which partially finances its operations, reducing the Company's needs for external sources of working capital.

The Company's capital requirements have arisen principally in connection with acquisitions of existing theatres, new theatre openings and the addition of screens to existing theatres and acquisitions of existing theatres, and generally have been financed with borrowings under the Company's loan agreement, equity financings and internally generated cash. The Company amended its loan agreement to a $150 million revolving credit facility as of November 30, 1995. The amendments to the loan agreement require that the indebtedness under the facility be amortized at a rate of $7.5 million per quarter commencing with the quarter ending September 30, 1997, and at a rate of $11.3 million per quarter commencing with the quarter ending September 30, 1999. The loan agreement requires the Company to comply with certain financial and other covenants, including maintaining a minimum net worth of not less than $80.0 million plus 50%of the Company's net income for each quarter commencing with the quarter ending June 29, 1995, and also restricts the Company from incurring capital expenditures in excess of $85.0 million in the year ending June 30, 1995, $85.0 million in the year ending June 30, 1996, $50.0 million in the year ending June 30, 1997, and $32.5 million in any year ending June 30, thereafter. The loan agreement amendments also modified certain covenants to provide for the Litchfield and Neighborhood mergers.

On May 9, 1996, Regal filed a Registration Statement with the Securities and Exchange Commission covering a proposed public firm commitment underwritten offering of 2,500,000 shares of its common stock. In connection with the offering, Regal will also grant the underwriters an over-allotment option for an additional 375,000 shares. The net proceeds to Regal from the sale of the common stock at an assumed price of $41.125 per share are estimated to be $97.7 million ($112.4 million if the underwriters' over-allotment option is exercised in full) after deducting the estimated underwriting discount and offering expenses payable by Regal. Regal will utilize the net proceeds to repay amounts outstanding under its credit facility. The indebtedness under the credit facility has been incurred primarily to finance acquisitions and to construct theatres. Borrowings thereunder currently bear interest at 6.44%, which is the London Inter-Bank Offering Rate (LIBOR) plus 1%, and the facility matures in June 2001. Currently, the borrowings under the credit facility are $114.0 million. Upon application of the net proceeds of the offering to repay a portion of the credit facility, the balance of the credit facility will continue to be available for borrowing pursuant to the terms thereof.

On April 17, 1995, Regal consummated the acquisition of Neighborhood for 543,170 shares of Regal common stock. In conjunction with this transaction, the Company refinanced approximately $10 million of debt on Neighborhood's balance sheet under the Company's revolving credit facility, and Neighborhood redeemed its preferred stock for $1,150,000.

On April 28, 1995, the Company completed the acquisition of two theatres with 18 screens, one theatre with 14 screens and one theatre with eight screens from Southern Cinemas, Inc., South Asheville Cinemas, Inc. and Cinemas South, Inc., respectively. The respective theatres are located in Aiken and Charleston, South Carolina, Asheville, North Carolina and Rock Hill, South Carolina. Consideration for the transaction was approximately $14,300,000 cash and other consideration and 160,875 shares of Regal common stock.

On March 28, 1996, the Company had 125 multi-screen theatres with an aggregate of 972 screens. Also, at March 28, 1996, the Company had 16 new theatres with 183 new screens and 23 screens under construction at existing locations. The Company anticipates that its capital expenditures over the next twelve months will approximate $80.0 million. The Company believes that its capital needs for completion of theatre construction and development for at least the next 6 to 12 months will be satisfied by available credit under the loan agreement, as amended, the proceeds of the offering described above, internally generated cash flow and available cash and equivalents.

PENDING ACQUISITIONS

The Company has entered into an Agreement and Plan of Merger to acquire Georgia State Theatres, Inc. ("GST"). The terms of the Merger Agreement provide that the holders of GST common stock will receive shares of Regal common stock in exchange for all of the outstanding shares of GST common stock as of the effective time of the merger. GST, headquartered in Atlanta, Georgia, has 10 first run theatres with 68 screens including one drive-in theatre located in the metropolitan Atlanta, Georgia area and a partnership in Gainesville, Georgia. In addition, Regal has reached an agreement to acquire eight theatres with 69 screens from an individual, George Krikorian, and corporations controlled by him. The Krikorian theatres are located primarily in California. These acquisitions have not yet been consummated.

ITEM 5.      OTHER INFORMATION
- --------------------------------------------------------------------------------

Included herewith as Exhibit 99 are interim financial statements of GST and Krikorian. See "Management's Discussion and Analysis and Financial Condition and Results of Operations -- Pending Acquisitions." Also included as part of
Exhibit 99 are certain pro forma financial statements of the Company.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.
- --------------------------------------------------------------------------------
    (a)      Exhibits:

             (11)  Statement re:  computation of per share earnings

             (27)  Financial Data Schedule (for SEC use only)

             (99)  Financial Statements

I.   PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS OF REGAL CINEMAS, INC.:

     Pro Forma Consolidated Financial Statements Introduction
     Pro Forma Consolidated Statements of Income for the three months ended March 30, 1995 and March 28, 1996 Notes to Pro Forma Consolidated Statements of Income Pro Forma Consolidated Balance Sheet at March 28, 1996 Notes to Pro Forma Consolidated Balance Sheet

II.  HISTORICAL CONSOLIDATED FINANCIAL STATEMENTS OF GEORGIA STATE THEATRES,
     INC.:

     Consolidated Balance Sheets at December 29, 1995 and March 28, 1996 Consolidated Statements of Income for the three months ended March 30,
       1995 and March 28, 1996
     Consolidated Statements of Cash Flows for the three months ended March 30,
       1995 and March 28, 1996
     Notes to Consolidated Financial Statements

III. COMBINED HISTORICAL SUMMARIES OF KRIKORIAN PREMIERE THEATRES, INC.:

     Combined Historical Summary of Net Theatre Assets Acquired as of December
        31, 1995 and March 31, 1996
     Combined Historical Summary of Direct Theatre Operating Revenues and
        Expenses for the three months ended March 31, 1995 and March 31, 1996 Notes to Combined Historical Summaries

    (b)  No reports on Form 8-K were filed for the quarter ended March 28, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  REGAL CINEMAS, INC.


Date:  March 13, 1996             By: /s/ Michael L. Campbell
                                      -----------------------------------------
                                      Michael L. Campbell, Chairman, President
                                      and Chief Executive Officer

                                  By: /s/ Lewis Frazer III
                                      -----------------------------------------
                                      Lewis Frazer III, Vice President, Chief
                                      Financial Officer and Treasurer

                                EXHIBIT INDEX


                                                                     SEQUENTIAL
   ITEM                            DESCRIPTION                        PAGE NO.
- ----------        -----------------------------------------------  -------------
   (11)           Statement re: computation of per share earnings

   (27)           Financial Data Schedule (for SEC use only)

   (99)           Index to Financial Statements