Form 10-Q
period 1996-06-27
REGAL CINEMAS INC
filed 1996-08-12
CIK 905035

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 27, 1996



                     Commission file number  0-21772
                                             -------

                              Regal Cinemas, Inc.
- --------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


            Tennessee                                    62-1412720
- ------------------------------------        ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


    7132 Commercial Park Drive
       Knoxville, Tennessee                                 37918
- ------------------------------------        ------------------------------------
(Address of Principal Executive                           (Zip Code)
            Offices)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:      (423) 922-1123
                                                    ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

        Common Stock outstanding - 21,796,028 shares at August 12, 1996

                        PART I -- FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS.

                              REGAL CINEMAS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (in thousands of dollars)

                                    ASSETS

                                                                                  June 27,              December 28,
                                                                                    1996                    1995
                                                                            --------------------    --------------------
Current assets:

  Cash and equivalents                                                      $       11,664          $       5,775

  Accounts receivable                                                                  559                    927

  Inventories                                                                        1,012                    875

  Prepaids and other current assets                                                  3,252                  3,039

  Refundable income taxes                                                                -                  2,493

  Deferred income taxes                                                                246                    122
                                                                            --------------------    --------------------
       Total current assets                                                         16,733                 13,231
                                                                            --------------------    --------------------
Property and equipment:

  Land                                                                              25,653                 25,200

  Buildings and leasehold improvements                                             164,445                133,590

  Equipment                                                                         96,903                 83,523

  Construction in progress                                                          28,049                 22,391
                                                                            --------------------    --------------------
                                                                                   315,050                264,704

  Accumulated depreciation and amortization                                        (47,007)               (40,995)
                                                                            --------------------    --------------------
        Total property and equipment, net                                          268,043                223,709
                                                                            --------------------    --------------------
Other assets                                                                        22,504                  9,941
                                                                            --------------------    --------------------
        Total assets                                                        $      307,280          $     246,881
                                                                            ====================    ====================


    See accompanying notes to condensed consolidated financial statements.

                              REGAL CINEMAS, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                (in thousands of dollars, except share amounts)


LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                  June 27,              December 28,
                                                                                    1996                    1995
                                                                            --------------------    --------------------
Current liabilities:

   Current maturities of long-term obligations                              $           73          $      13,254

   Accounts payable                                                                 13,908                 16,684

   Accrued expenses                                                                  4,962                  5,685

   Dividends payable                                                                     -                    271
                                                                            --------------------    --------------------
        Total current liabilities                                                   18,943                 35,894



Long-term obligations, less current maturities                                      22,600                 95,088

Other liabilities                                                                    3,583                  3,542

Deferred income taxes                                                                6,151                  5,454
                                                                            --------------------    --------------------
       Total liabilities                                                            51,277                139,978
                                                                            --------------------    --------------------


Shareholders' equity:

  Common stock, no par; 50,000,000 shares
     authorized, 21,766,934 and 18,444,128 shares
     issued and outstanding at June 27, 1996 and
     December 28, 1995, respectively                                               214,471                 74,484

Retained earnings                                                                   41,532                 32,419
                                                                            --------------------    --------------------
                                                                                   256,003                106,903
                                                                            --------------------    --------------------
       Total liabilities and shareholders' equity                           $      307,280          $     246,881
                                                                            ====================    ====================

    See accompanying notes to condensed consolidated financial statements.

                              REGAL CINEMAS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (in thousands of dollars, except per share amounts)

                                              Three Months Ended                      Six Months Ended
                                     -----------------------------------    ------------------------------------
                                         June 27,           June 29,            June 27,            June 29,
                                           1996               1995                1996                1995
                                     ----------------    ---------------    ----------------    ----------------
Revenues:
    Admissions                       $      40,734       $      33,691      $      79,401       $     61,206
    Concessions                             17,069              13,887             32,565             24,972
                                     ----------------    ---------------    ----------------    ----------------
    Other operating revenues                 2,672                 860              3,572              1,615
    Total Revenues                          60,475              48,438            115,538             87,793
                                     ----------------    ---------------    ----------------    ----------------
Operating Expenses:
    Film rental and advertising             23,040              19,399             43,024             32,786
    Cost of concessions and other            2,095               1,664              4,165              3,144
    Theatre operating expenses              19,023              15,720             37,724             31,394

    General & administrative
        expenses                             2,399               2,040              4,598              3,577
    Depreciation & amortization              3,317               2,484              6,459              4,699
    Merger expenses                          1,639               1,246              1,639              1,246
                                     ----------------    ---------------    ----------------    ----------------
Total operating expenses                    51,513              42,553             97,609             76,846

Other income (expense):

Interest expense                            (1,540)             (1,178)            (2,856)            (2,140)

Interest income                                 55                  94                157                150

Other                                          395                 225                556                156
                                     ----------------    ---------------    ----------------    ----------------
Income before taxes and
    extraordinary item                       7,872               5,026             15,786              9,113

Provision for income taxes                   3,326               2,185              6,445              3,803
                                     ----------------    ---------------    ----------------    ----------------
Income before extraordinary item             4,546               2,841              9,341              5,310

Extraordinary item net of tax:
    Loss on extinguishment of debt               -                (448)                 -               (448)
                                     ----------------    ---------------    ----------------    ----------------
Net income                           $       4,546       $       2,393      $       9,341       $      4,862
                                     ================    ===============    ================    ================
GST Dividends                                   68                  79                229                128
                                     ----------------    ---------------    ----------------    ----------------
Net income applicable to common
    stock                            $       4,478       $       2,314      $       9,112       $      4,734
                                     ================    ===============    ================    ================
Earnings per common share before
    effect of extraordinary item:
         Primary                     $         .22       $         .15      $         .46       $        .28

         Fully diluted               $         .22       $         .15      $         .46       $        .28

Extraordinary item:
         Primary                     $           -       $        (.03)     $           -       $       (.03)

         Fully diluted               $           -       $        (.03)     $           -       $       (.03)

Earnings per common share:           ----------------    ---------------    ----------------    ----------------
         Primary                     $         .22       $         .12      $         .46       $        .25
                                     ================    ===============    ================    ================
         Fully diluted               $         .22       $         .12      $         .46       $        .25
                                     ================    ===============    ================    ================


    See accompanying notes to condensed consolidated financial statements.

                              REGAL CINEMAS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands of dollars)

                                                                                           Six Months Ended
                                                                                ---------------------------------------
                                                                                    June 27,               June 29,
                                                                                      1996                   1995
                                                                                ----------------       ----------------
Cash flows from operating activities:
Net income                                                                      $       9,341          $       4,862

  Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                                      6,459                  4,699

     Loss on extinguishment of debt                                                         -                    448

     Gain on sale of assets and other                                                    (555)                  (153)

     Deferred income taxes                                                                573                  2,674

     Changes in operating assets and liabilities:

       Accounts receivable                                                                368                    818

       Inventories                                                                       (137)                  (250)

       Prepaids and other current assets                                                 (213)                  (692)

       Refundable income taxes                                                          2,493                 (1,017)

       Accounts payable                                                                (2,782)                (2,731)

       Accrued expenses and other liabilities                                            (678)                  (465)
                                                                                ----------------       ----------------
            Net cash provided by operating activities                                  14,869                  8,193


Cash flows from investing activities:

  Capital expenditures, net                                                           (43,569)               (36,660)

  Investment in other assets                                                           (6,388)                (3,725)
                                                                                ----------------       ----------------
            Net cash used in investing activities                                     (49,957)               (40,385)

Cash flows from financing activities:

  Net borrowings (payments) on long-term debt                                         (85,669)                26,877

  Dividends paid to GST shareholders                                                     (500)                     -

  Redemption of preferred stock                                                             -                 (1,196)

  Net proceeds from issuance of common stock                                          127,086                  2,674

  Stock compensation expense                                                               60                     60
                                                                                ----------------       ----------------
            Net cash provided by financing activities                                  40,977                 28,415
                                                                                ----------------       ----------------
Net increase (decrease) in cash and equivalents                                         5,889                 (3,777)

Cash and equivalents at beginning of period                                             5,775                  7,222
                                                                                ----------------       ----------------
Cash and equivalents at end of period                                           $      11,664          $       3,445
                                                                                ================       ================



    See accompanying notes to condensed consolidated financial statements.

REGAL CINEMAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY AND BASIS OF PRESENTATION

    Regal Cinemas, Inc. ("Regal") and its wholly owned subsidiaries, Litchfield Theatres, Ltd. ("Litchfield"), Neighborhood Entertainment Inc. ("Neighborhood"), and Georgia State Theatres, Inc. ("GST"), collectively referred to as the "Company" operate multi-screen motion picture theatres principally throughout the eastern United States. The Company formally operates on a fiscal year ending on the Thursday closest to December 31.

    On June 15, 1994, Regal issued 5,804,045 shares of its common stock for all of the outstanding common stock of Litchfield. On April 17, 1995, Regal issued 543,170 shares of its common stock for all of the outstanding common stock of Neighborhood. On May 30, 1996, Regal issued 940,142 shares of its common stock for all of the outstanding common stock of GST. The mergers have been accounted for as poolings of interests and, accordingly, these condensed consolidated financial statements have been restated for all periods to include the results of operations and financial positions of Litchfield, Neighborhood and GST.

    Separate results of the combining entities for the year ended 1995 and the three-month and six-month periods ended June 27, 1996 are as follows:

(in thousands)

                                                                                          THREE
                                                                                         MONTHS
                                                                                          ENDED             SIX MONTHS
                                                                                         JUNE 27,           ENDED JUNE
                                                                         1995              1996              27, 1996
                                                                   ----------------   ----------------   ----------------
Revenues:

Regal                                                              $      184,958     $       58,586     $      110,829

Litchfield (through June 30 for 1994)                                           -                  -                  -

Neighborhood (through April 27 for 1995)                                    5,135                  -                  -

GST (through May 30 for 1996)                                              13,321              1,889              4,709
                                                                   ----------------   ----------------   ----------------
                                                                   $      203,414     $       60,475     $      115,538

Net income (loss):

Regal                                                              $       19,061     $        2,626     $        9,251

Litchfield (through June 30 for 1994)                                           -                  -                  -

Neighborhood (through April 27 for 1995)                                   (1,824)                 -                  -

GST (through May 30 for 1996)                                                 866               (233)                90
                                                                   ----------------   ----------------   ----------------
                                                                   $       18,103     $        2,393     $        9,341
                                                                   ================   ================   ================

    The net loss for Neighborhood for the four months ended April 27, 1995, reflects approximately $1,219,000 (net of applicable income taxes) of expense associated with the merger, principally legal and accounting fees, severance costs, and other costs of consolidating. The net loss for GST for the five months ended May 30, 1996, reflects approximately $1,200,000 (net of applicable income taxes) of expense associated with the merger, principally legal and accounting fees, and severance related costs.

                              REGAL CINEMAS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.  RECENTLY ADOPTED ACCOUNTING POLICIES

    Effective December 29, 1995, the Company adopted Statement of Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which i) requires that long-lived assets to be held and used be reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable, ii) requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell, and iii) provides guidelines and procedures for measuring impairment losses that are different from previously existing guidelines and procedures. Such adoption had no effect on the Company's financial statements.

    Also, effective December 29, 1995, the Company adopted Statement of Accounting Standards No. 123, Accounting and Disclosure of Stock-Based Compensation, which encourages but does not require companies to recognize stock awards based on their fair value at the date of grant. As the Company elected to adopt only the disclosure requirements of the new standard, it will continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equal the market price of the underlying stock on the date of grant, no compensation expense is recognized.

3.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated balance sheet as of June 27, 1996, the condensed consolidated statements of income for the three months and six months ended June 27, 1996 and June 29, 1995, and the condensed consolidated statements of cash flows for the six months ended June 27, 1996 and June 29, 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The December 28, 1995 information has been derived from the audited December 28, 1995 balance sheet of Regal Cinemas, Inc.

    Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Report filed on Form 8-K dated July 1, 1996. The results of operations for the three month and six month periods ended June 27, 1996 are not necessarily indicative of the operating results for the full year.

4.  INCOME TAXES

    The Company's effective income tax rate differs from the expected federal income tax rate of 35% due to certain merger expenses which are not deductible for tax purposes and the inclusion of state income taxes.

5.  LONG-TERM OBLIGATIONS

    Long-term obligations at June 27, 1996 and December 28, 1995, consists of the following:

                                                                                    June 27,            December 28,
                                                                                      1996                  1995
                                                                               ------------------    ------------------
                                                                                             (in thousands)

Regal $150,000,000 senior reducing revolving credit facility which expires on June 30, 2001, with interest payable quarterly, at LIBOR (5.5% and 5.7%
at June 27, 1996 and December 28, 1995, respectively) plus .5%.  Draw capability will expire on June 30,1997.  Repayment of the outstanding balance on the credit facility will begin September 30, 1997, and consist of
5% of the outstanding balance on a quarterly basis through June 30, 1999.
Thereafter, payments will be 7.5% of the outstanding balance quarterly
through June 30, 2001.                                                          $     20,000          $     92,450


Demand note payable to former owners of North and South Carolina theatres.
Interest is payable at Company's senior credit facility rate less .25% and
is collateralized by letters of credit.                                                    -                 9,800

GST line of credit with a declining maximum loan amount of $5,700,000 at
December 28, 1995; interest payable quarterly at prime rate; balance due in
full on August 10, 1998.                                                                   -                 3,400

Other obligations                                                                      2,673                 2,692
                                                                                ------------------    ------------------
                                                                                      22,673               108,342



Less current maturities                                                                  (73)              (13,254)
                                                                                ------------------    ------------------

                                                                                $     22,600          $     95,088
                                                                                ==================    ==================

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

    The Company's debt at June 27, 1996 is scheduled to mature as follows:

                                (in thousands)
                      1996                              73

                      1997                           2,054

                      1998                           4,054

                      1999                           5,054

                      Thereafter                    11,438
                                               --------------
                         Total                 $    22,673
                                               ==============



6.  EARNINGS PER SHARE

    Primary earnings per share have been computed by dividing net income applicable to common stock (net income less dividend requirements for preferred stock) by the weighted average number of common and common equivalent shares outstanding during each period. Shares issued in connection with the Litchfield, Neighborhood and GST mergers have been included in shares outstanding for all periods presented. Common equivalent shares relating to options issued during the 12-month period preceding the initial public offering have been calculated using the treasury stock method assuming that the options were outstanding during each period presented and that the fair value of the Company's common stock during each period was equal to the initial public offering price. Common equivalent shares relating to options issued subsequent to the initial public offering have been calculated using the treasury stock method for the portion of each period for which the options were outstanding and using the fair value of the company's common stock for each of the respective periods. All per share data has also been adjusted to give effect to the May 1993, November 1994 and December 1995, respectively, common stock splits. After giving effect to the items described above, primary earnings per common share have been computed based on the assumed weighted average number of common and common equivalent shares outstanding in each period (19,155 shares for the three-month period ended June 29, 1995 and 20,071 shares for the three-month period ended June 27, 1996 and 19,035 shares for the six-month period ended June 29, 1995 and 19,680 shares for the six-month period ended June 27, 1996). Fully diluted earnings per common share reflect the retroactive effect of the preferred stock conversion at the time of the initial public offering. The calculation utilizes net income before preferred dividends and increased common share equivalents from the conversion (19,257 shares for the three-month period ended June 29, 1995 and 20,086 shares for the three month period ended June 27, 1996 and 19,085 shares for the six-month period ended June 29, 1995 and 19,695 shares for the six-month period ended June 27, 1996).

7.  ACQUISITION

    On May 31, 1996, Regal completed the purchase of assets consisting of seven theatres with 61 screens in California from an individual, George Krikorian, and corporations controlled by him (collectively, "Krikorian") for consideration of 428,038 shares of Regal common stock with an approximate fair value of $12.8 million and approximately $12.8 million in cash. The Company anticipates closing the acquisition of an eighth theatre upon satisfaction of certain conditions to closing applicable to that theatre. The aggregate consideration for the entire Krikorian transaction is anticipated to be approximately 470,000 shares, with an approximate fair value of $14.1 million of Regal common stock and approximately $14.1 million in cash.

8.  STOCK OFFERING

    On June 10, 1996, the Company completed a secondary stock offering of 2,875,000 shares of the Company's common stock at $46.25 per share. The total proceeds to the Company from the offering were approximately $126.5 million, net of underwriting discount and certain other expenses of $6.5 million.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following analysis of the financial condition and results of operations of Regal Cinemas, Inc. ("Regal") and its wholly owned subsidiaries, Litchfield Theatres, Ltd. ("Litchfield"), Neighborhood Entertainment, Inc. ("Neighborhood") and Georgia State Theatres, Inc. ("GST") (collectively referred to as the "Company") should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein. Regal consummated the acquisitions of Litchfield, Neighborhood, and GST on June 15, 1994, April 17, 1995, and May 30, 1996, respectively. These three acquisitions have been accounted for as poolings of interests.

BACKGROUND OF REGAL

Regal has achieved significant growth in theatres and screens since its formation in November of 1989. Since inception through June 27, 1996, Regal acquired 116 theatres with 767 screens, developed 31 new theatres with 348 screens and added 48 new screens to acquired theatres. Theatres developed by Regal typically generate positive theatre level cash flow within the first three months following commencement of operation and reach a mature level of attendance within one to three years following commencement of operation.
Regal does not defer any pre-opening costs associated with opening its theatres and expenses such costs in the periods incurred. Theatre closings have had no significant effect on the operations of Regal.

On April 8, 1994, Regal completed the acquisition of 13 theatres from National Theatre Holdings Corp. The purchase price of the acquisition was approximately $24.5 million and the assumption of certain obligations totaling $500,000, which Regal funded from cash on hand and borrowings available under the then $60 million revolving credit facility. On April 28, 1995, the Company completed the purchase of substantially all of the assets of three companies which held four theatres with 40 screens. Consideration for the transaction was approximately $14.3 million cash and other consideration and 160,875 shares of Regal common stock. On May 31, 1996, Regal completed the purchase of assets consisting of seven theatres with 61 screens in California from an individual, George Krikorian and corporations controlled by him (collectively "Krikorian"). The purchase price was approximately $12.9 million cash and 428,038 shares of Regal common stock.

RESULTS OF OPERATIONS

The Company's revenues are generated primarily from box office receipts and concession sales. Additional revenues are generated by electronic video games located adjacent to the lobbies of certain of the Company's theatres and by on-screen advertisements and revenues from the Company's two entertainment centers which are adjacent to theatre complexes. Direct theatre costs consist of film rental costs, costs of concessions and theatre operating expenses. Film rental costs are related to the popularity of a film and the length of time since the film's release and generally decline as a percentage of admission revenues the longer a film has been released. Because certain concession items, such as fountain drinks and popcorn, are purchased in bulk and not pre-packaged for individual servings, the Company is able to improve its margins by negotiating volume discounts. Theatre operating expenses consist primarily of theatre labor and occupancy costs. Future increases in minimum wage requirements or legislation requiring additional employer funding of health care, among other things, may increase theatre operating expenses as a percentage of total revenues.

The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items reflected in the Company's consolidated statements of income.


                                                                 Percentage of Total Revenues
                                      -------------------------------------------------------------------------------
                                               Three Months Ended                          Six Months Ended
                                      -------------------------------------     -------------------------------------
                                          June 27,             June 29,             June 27,             June 29,
                                            1996                 1995                 1996                 1995
                                      ----------------     ----------------     ----------------     ----------------
 Revenues:

     Admissions                              67.4%               69.6%                68.7%               69.7%

     Concession                              28.2%               28.7%                28.2%               28.4%

     Other                                    4.4%                1.7%                 3.1%                1.9%
                                      ----------------     ----------------     ----------------     ----------------
     Total Revenues                         100.0%              100.0%               100.0%              100.0%

 Operating Expenses:
     Film rental and advertising             38.1%               40.1%                37.2%               37.3%

     Cost of concessions and other            3.4%                3.4%                 3.6%                3.6%

     Theatre operating expenses              31.5%               32.5%                32.7%               35.7%

     General & administrative                 4.0%                4.2%                 4.0%                4.1%

     Depreciation & amortization              5.5%                5.1%                 5.6%                5.4%

     Merger expenses                          2.7%                2.6%                 1.4%                1.4%
                                      ----------------     ----------------     ----------------     ----------------
         Total operating expenses            85.2%               87.9%                84.5%               87.5%

 Other income (expense):

     Interest expense                        (2.5%)              (2.4%)               (2.5%)              (2.4%)

     Interest income                           .1%                 .2%                  .1%                 .1%

     Other                                     .6%                 .5%                  .5%                 .2%
                                      ----------------     ----------------     ----------------     ----------------
     Income before taxes and
         extraordinary item                  13.0%               10.4%                13.6%               10.4%

 Provision for income taxes                  (5.6%)              (4.5%)               (5.5%)              (4.3%)
                                      ----------------     ----------------     ----------------     ----------------
     Income before extraordinary item         7.4%                5.9%                 8.1%                6.1%

 Extraordinary item:
     Loss on extinguishment of debt           0.0%               (1.0%)                0.0%                (.6%)
                                      ----------------     ----------------     ----------------     ----------------
 NET INCOME                                   7.4%                4.9%                 8.1%                5.5%
                                      ================     ================     ================     ================

THREE MONTHS ENDED JUNE 27, 1996 AND JUNE 29, 1995

TOTAL REVENUES -- Total revenues for the second quarter of fiscal 1996 increased by 24.9% to $60.4 million from $48.4 million in the comparable 1995 period. This increase was due to a 15.4% increase in attendance attributable primarily to the net addition of 245 screens in fiscal 1995 and first six months of 1996 as well as strong film releases in the second quarter of 1996. Of the $12.0 million net increase in revenues for the period, a $5.0 million increase was attributed to theatres previously operated by the Company, $3.1 million increase was attributed to theatres acquired by the Company, and $3.9 million increase was attributed to new theatres constructed by the Company. Average ticket prices increased 4.8% during the period, reflecting a smaller proportion of discount theatres in the 1996 period than in the same period in 1995 and, to a lesser degree, an increase in ticket prices. Average concession sales per customer increased 6.5% for the period, reflecting both an increase in consumption and, to a lesser degree, an increase in concession prices.

DIRECT THEATRE COSTS -- Direct theatre costs increased by 20.1% to $44.2 million in the second quarter 1996 from $36.8 million in the second quarter 1995. Direct theatre costs as a percentage of total revenues decreased to 73.0% in the 1996 period from 75.9% in the 1995 period. The decrease of direct theatre costs as a percentage of total revenues was primarily attributable to better monitoring and control of costs at the Company's theatres, especially acquired theatres, and to a lesser extent, to a decrease in occupancy expenses as a percentage of total revenues.

GENERAL AND ADMINISTRATIVE EXPENSES -- General and administrative expenses increased by 17.6% to $2.4 million in the second quarter 1996 from $2.0 million in the second quarter 1995. As a percentage of total revenues, general and administrative expenses decreased to 4.0% in the 1996 period from 4.2% in the 1995 period.

DEPRECIATION AND AMORTIZATION -- Depreciation and amortization expense increased in the second quarter 1996 by 33.5% to $3.3 million from $2.5 million in the second quarter 1995. This increase was primarily the result of theatre property additions associated with the Company's expansion efforts.

OPERATING INCOME -- Operating income for the second quarter 1996 increased by 52.3% to $9.0 million, or 14.8% of total revenues, from $5.9 million, or 12.1% of total revenues, in the second quarter 1995.

INTEREST EXPENSE -- Interest expense increased in the second quarter 1996 by 30.7% to $1.5 million from $1.2 million in the second quarter 1995. The increase was primarily due to higher average borrowings outstanding, net of capitalized interest totaling $479,000 during the second quarter 1996, relating to projects under construction.

INCOME TAXES -- The provision for income taxes increased in the second quarter 1996 by 52.2% to $3.3 million from $2.2 million in the second quarter 1995.
The effective tax rate was 42.3% in the 1996 period as compared to 43.4% in the 1995 period as each quarter reflected certain merger expenses which are not deductible for tax purposes.

NET INCOME -- Net income in the second quarter 1996 increased by 90.0% to $4.5 million from $2.4 million in the second quarter 1995. The increase in net income reflects primarily the additional screens operated by the Company, as well as strong film releases in the second quarter of 1996.

SIX MONTHS ENDED JUNE 27, 1996 AND JUNE 29, 1995

TOTAL REVENUES -- Total revenues for the six months ended June 27, 1996 increased by 31.6% to $115.5 million from $87.8 million in the comparable 1995 period. This increase was due to a 20.0% increase in attendance attributable primarily to the net addition of 245 screens in fiscal 1995 and first six months of 1996 as well as strong film releases in the first six months of 1996. Of the $27.7 million net increase in revenues for the period, a $11.3 million increase was attributed to theatres previously operated by the Company, $7.7 million increase was attributed to theatres acquired by the Company, and $8.7 million increase was attributed to new theatres constructed by the Company. Average ticket prices increased 8.1% during the period, reflecting a smaller proportion of discount theatres in the 1996 period than in the same period in 1995 and, to a lesser degree, an increase in ticket prices. Average concession sales per customer increased 8.7% for the period, reflecting both an increase in consumption and, to a lesser degree, an increase in concession prices.

DIRECT THEATRE COSTS -- Direct theatre costs increased by 26.2% to $84.9 million for the six months ended June 27, 1996 from $67.3 million in the comparable 1995 period. Direct theatre costs as a percentage of total revenues decreased to 73.5% in the 1996 period from 76.7% in the 1995 period. The decrease of direct theatre costs as a percentage of total revenues was primarily attributable to better monitoring and control of costs at the Company's theatres, especially acquired theatres and to a lesser extent, to a decrease in occupance expenses as a percentage of total revenues.

GENERAL AND ADMINISTRATIVE EXPENSES -- General and administrative expenses increased by 28.5% to $4.6 million for the six months ended June 27, 1996 from $3.6 million in the comparable 1995 period. As a percentage of total revenues, general and administrative expenses decreased to 4.0% in the 1996 period from 4.1% in the 1995 period.

DEPRECIATION AND AMORTIZATION -- Depreciation and amortization expense increased for the six months ended June 27, 1996 by 37.5% to $6.5 million from $4.7 million in the comparable 1995 period. This increase was primarily the result of theatre property additions associated with the Company's expansion efforts.

OPERATING INCOME -- Operating income for the six months ended June 27, 1996 increased by 63.8% to $17.9 million, or 15.5% of total revenues, from $10.9 million, or 12.5% of total revenues, in the comparable 1995 period.

INTEREST EXPENSE -- Interest expense increased for the six months ended June 27, 1996 by 33.5% to $2.9 million from $2.1 million in the comparable 1995 period. The increase was primarily due to higher average borrowings outstanding, net of capitalized interest totaling $1.0 million during the 1996 period, relating to projects under construction.

INCOME TAXES -- The provision for income taxes increased for the six months ended June 27, 1996 by 69.5% to $6.4 million from $3.8 million in the comparable 1995 period. The effective tax rate was 40.8% in the 1996 period as compared to 41.7% in the 1995 period as each period reflected certain merger expenses which are not deductible for tax purposes.

NET INCOME -- Net income for the six months ended June 27, 1996 increased by 92.1% to $9.3 million from $4.9 million in the comparable 1995 period. The increase in net income reflects primarily the additional screens operated by the Company, as well as strong film releases in the six months of 1996.

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

The Company's capital requirements have arisen principally in connection with acquisitions of existing theatres, new theatre openings and the addition of screens to existing theatres and have been financed with borrowings under the Company's loan agreement, equity financings and internally generated cash. The Company amended its loan agreement to a $150 million revolving credit facility as of November 30, 1995. The amendments to the loan agreement require that the indebtedness under the facility be amortized at a rate of $7.5 million per quarter commencing with the quarter ending September 30, 1997, and at a rate of $11.3 million per quarter commencing with the quarter ending September 30, 1999. The loan agreement requires the Company to comply with certain financial and other covenants, including maintaining a minimum net worth of not less than $80.0 million plus 50%of the Company's net income for each quarter commencing with the quarter ending June 29, 1995, and also restricts the Company from incurring capital expenditures in excess of $85.0 million in the year ending June 30, 1995, $85.0 million in the year ending June 30, 1996, $50.0 million in the year ending June 30, 1997, and $32.5 million in any year ending June 30, thereafter. The loan agreement amendments also modified certain covenants to provide for the Litchfield and Neighborhood mergers. On June 27, 1996, $20.0 million was outstanding under the Company's loan agreement.

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

On May 30, 1996, the Company consummated the acquisition of GST for 940,142 shares of Regal common stock. In conjunction with the transaction, the Company refinanced approximately $3 million of GST's debt under the Company's revolving credit facility.

On May 31, 1996, the Company completed the purchase of assets consisting of 7 theatres with 61 screens in California from an individual, George Krikorian, and corporation controlled by him (collectively "Krikorian") for consideration of 428,038 shares of Regal common stock and approximately $12.9 million in cash. The Company anticipates closing the acquisition of an eighth theatre upon satisfaction of certain conditions to closing applicable to that theatre. The aggregate consideration for the entire Krikorian transaction is anticipated to be approximately 470,000 shares of Regal common stock and approximately $14.1 million in cash.

On June 10, 1996, the Company completed a secondary stock offering of 2,875,000 shares of the Company's common stock at $46.25 per share. The total proceeds to the Company from the offering were approximately $126.5 million, net of the underwriting discount and other expenses of $6.5 million and were used to repay amounts outstanding under the Company's revolving credit facility.

At June 27, 1996, the Company had 147 multi-screen theatres with an aggregate of 1,163 screens. At such date, the Company had 14 new theatres with 169 new screens and 11 new screens at 2 existing locations under construction. The Company anticipates that its capital expenditures over the next twelve months will approximate

$80.0 million. The Company believes that its capital needs for completion of theatre construction and development for at least the next 12 to 18 months will be satisfied by available credit under the loan agreement, as amended, internally generated cash flow and available cash and equivalents.

RECENTLY ADOPTED ACCOUNTING POLICIES

Effective December 29, 1995, the Company adopted Statement of Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which i) requires that long-lived assets to be held and used be reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable, ii) require that long-lived assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell, iii) provides guidelines and procedures for measuring impairment losses that are different from previously existing guidelines and procedures. Such adoption had no effect on the Company's financial statements.

Also, effective December 29, 1995, the Company adopted Statement of Accounting Standards No. 123, Accounting and Disclosure of Stock-Based Compensation, which encourages but does not require companies to recognize stock awards based on their fair value at the date of grant. As the Company elected to adopt only the disclosure requirements of the new standard, it will continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equal the market price of the underlying stock on the date of grant, no compensation expense is recognized.

ITEM 6.                         EXHIBITS AND REPORTS ON FORM 8-K
- -------------------------------------------------------------------------------------------------------
            (a)                  Exhibits:

                                 (11)    Statement re:  computation of per share earnings
                                 (27)    Financial Data Schedule (for SEC use only)

            (b)                  The Company filed the following Current Reports on Form 8-K during the quarter ended June 27, 1996:

                                 1.  Form 8-K dated May 1, 1996 (filed May 1, 1996);

                                 2.  Form 8-K dated May 9, 1996 (filed May 9, 1996); and

                                 3.  Form 8-K dated June 11, 1996 (filed June 11, 1996).


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               REGAL CINEMAS, INC.


Date: August 12, 1996          By:  /s/ Michael L. Campbell
                                    ----------------------------------------
                                    Michael L. Campbell, Chairman, President
                                    and Chief Executive Officer

                               By:  /s/ Lewis Frazer, III
                                    ----------------------------------------
                                    Lewis Frazer III, Executive Vice President,
                                    Chief Financial Officer and Treasurer

                                                      EXHIBIT INDEX




    ITEM                              DESCRIPTION
- ------------------        -----------------------------------------------------
    (11)                  Statement re: computation of per share earnings

    (27)                  Financial Data Schedule (SEC use only)