Form 10-Q
period 1996-10-03
REGAL CINEMAS INC
filed 1996-11-05
CIK 905035

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 3, 1996



                       Commission file number    0-21772
                                               -----------

                              Regal Cinemas, Inc.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            Tennessee                                  62-1412720
----------------------------------------       -------------------------------
 (State or Other Jurisdiction of                    (I.R.S. Employer
  Incorporation or Organization)                  Identification No.)





       7132 Commercial Park Drive
          Knoxville, Tennessee                            37918
----------------------------------------       ----------------------------
(Address of Principal Executive Offices)                (Zip Code)




REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:     (423) 922-1123
                                                   --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               ----       -----

        Common Stock outstanding - 32,856,971 shares at November 1, 1996

                        PART I -- FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS.
-------------------------------------------------------------------------------


                              REGAL CINEMAS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  -------------------------------------------
                           (in thousands of dollars)


                                     ASSETS

                                            October 3,   December 28,
                                               1996          1995
                                            ----------   -----------
Current assets:

 Cash and equivalents                        $  5,120      $  5,775

 Accounts receivable                              836           927

 Inventories                                    1,082           875

 Prepaids and other current assets              3,312         3,039

 Refundable income taxes                        2,025         2,493

 Deferred income taxes                            148           122
                                             --------      --------
     Total current assets                      12,523        13,231
                                             --------      --------

Property and equipment:

 Land                                          23,524        25,200

 Buildings and leasehold improvements         175,730       133,590

 Equipment                                    105,110        83,523

 Construction in progress                      39,524        22,391
                                             --------      --------
                                              343,888       264,704
 Accumulated depreciation and amortization    (50,443)      (40,995)
                                             --------      --------
     Total property and equipment, net        293,445       223,709
                                             --------      --------
Other assets                                   22,016         9,941
                                             --------      --------
     Total assets                            $327,984      $246,881
                                             ========      ========


     See accompanying notes to condensed consolidated financial statements.

                              REGAL CINEMAS, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
            -------------------------------------------------------
                (in thousands of dollars, except share amounts)



LIABILITIES AND SHAREHOLDERS' EQUITY
                                                       October 3,   December 28,
                                                          1996          1995
                                                       ----------   ------------
Current liabilities:

 Current maturities of long-term obligations            $     73      $ 13,254

 Accounts payable                                         15,132        16,684

 Accrued expenses                                          5,781         5,685

 Dividends payable                                            -            271
                                                        --------      --------
      Total current liabilities                           20,986        35,894


Long-term obligations, less current maturities            27,600        95,088

Other liabilities                                          3,421         3,542

Deferred income taxes                                      7,269         5,454
                                                        --------      --------
      Total liabilities                                   59,276       139,978
                                                        --------      --------


Shareholders' equity:

 Common stock, no par; 50,000,000 shares authorized,
    32,856,971 and 27,666,192 shares issued and
    outstanding at October 3, 1996 and December 28,
    1995, respectively                                   215,322        74,484

Retained earnings                                         53,386        32,419
                                                        --------      --------
                                                         268,708       106,903
                                                        --------      --------
      Total liabilities and shareholders' equity        $327,984      $246,881
                                                        ========      ========





     See accompanying notes to condensed consolidated financial statements.

                              REGAL CINEMAS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          -----------------------------------------------------------
              (in thousands of dollars, except per share amounts)



                                          Three Months Ended          Nine Months Ended
                                       -------------------------   ------------------------
                                       October 3,  September 28,   October 3, September 28,
                                          1996         1995           1996         1995
                                       ----------  -------------   ---------  ------------
 Revenues:
    Admissions                           $54,260     $42,951        $133,661   $104,157
    Concessions                           23,094      18,186          55,659     43,158
    Other operating revenues               2,392       1,340           5,964      2,955
                                         -------     -------        --------   --------
    Total Revenues                        79,746      62,477         195,284    150,270
                                         -------     -------        --------   --------
 Operating Expenses:
    Film rental and advertising costs     29,478      23,485          72,502     56,271
    Cost of concessions and other          2,925       2,388           7,090      5,532
    Theatre operating expenses            22,167      17,349          59,891     48,743
    General & administrative expenses      2,440       2,112           7,038      5,689
    Depreciation & amortization            3,635       2,760          10,094      7,459
    Merger expenses                            -           -           1,639      1,246
                                         -------     -------        --------   --------
 Total operating expenses                 60,645      48,094         158,254    124,940
 Other income (expense):
 Interest expense                           (263)     (1,267)         (3,119)    (3,407)
 Interest income                             293           2             450        152
 Other                                       311          38             867        194
                                         -------     -------        --------   --------
 Income before taxes and
    extraordinary item                    19,442      13,156          35,228     22,269
 Provision for income taxes                7,587       5,209          14,032      9,012
                                         -------     -------        --------   --------
 Income before extraordinary item         11,855       7,947          21,196     13,257
 Extraordinary item net of tax:
    Loss on extinguishment of debt             -           -               -       (448)
                                         -------     -------        --------   --------
 Net income                              $11,855     $ 7,947        $ 21,196   $ 12,809
                                         =======     =======        ========   ========
 GST Dividends                                 -         244             229        372
                                         -------     -------        --------   --------
 Net income applicable to common
    stock                                $11,855     $ 7,703        $ 20,967   $ 12,437
                                         =======     =======        ========   ========
 Earnings per common share before
     effect of extraordinary item:
    Primary                              $   .35     $   .26        $    .68   $    .45
    Fully diluted                        $   .35     $   .26        $    .68   $    .45

 Extraordinary item:
    Primary                              $     -     $     -        $      -   $   (.02)
    Fully diluted                        $     -     $     -        $      -   $   (.02)

 Earnings per common share:
    Primary                              $   .35     $   .26        $    .68   $    .43
                                         =======     =======        ========   ========
    Fully diluted                        $   .35     $   .26        $    .68   $    .43
                                         =======     =======        ========   ========


     See accompanying notes to condensed consolidated financial statements.

                              REGAL CINEMAS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             ----------------------------------------------------
                           (in thousands of dollars)


                                                           Nine Months Ended
                                                 -------------------------------------
                                                    October 3,     September 28,
                                                       1996             1995
                                                    ----------     ------------
Cash flows from operating activities:

Net income                                           $ 21,196         $12,809

  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                     10,094           7,459
     Loss on extinguishment of debt                         -             448
     Deferred income taxes                              1,788           2,676
     Changes in operating assets and liabilities:          92             205
       Accounts receivable
       Inventories                                       (208)           (160)
       Prepaids and other current assets                 (273)             10
       Refundable income taxes                          1,401           1,151
       Accounts payable                                (1,552)         (6,075)
       Accrued expenses and other liabilities              25             (75)
                                                     --------         -------
        Net cash provided by operating activities      32,563          18,448
Cash flows from investing activities:
 Capital expenditures, net                            (73,191)        (51,889)
 Investment in other assets                            (5,921)         (2,752)
                                                     --------         -------
        Net cash used in investing activities         (79,112)        (54,641)
Cash flows from financing activities:
 Net borrowings (payments) on long-term debt          (80,669)         31,363
 Dividends paid to GST shareholders                      (500)           (372)
 Redemption of preferred stock                              -          (1,196)
 Net proceeds from issuance of common stock           126,973           2,982
 Stock compensation expense                                90              90
                                                     --------         -------
          Net cash provided by financing activities    45,894          32,867
                                                     --------         -------
Net increase (decrease) in cash and equivalents          (655)         (3,326)
Cash and equivalents at beginning of period             5,775           7,222
                                                     --------         -------
Cash and equivalents at end of period                $  5,120         $ 3,896
                                                     ========         =======


     See accompanying notes to condensed consolidated financial statements.

                              REGAL CINEMAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

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

       On June 15, 1994, Regal issued 8,706,068 shares of its common stock for all of the outstanding common stock of Litchfield. On April 17, 1995, Regal issued 814,755 shares of its common stock for all of the outstanding common stock of Neighborhood. On May 30, 1996, Regal issued 1,410,213 shares of its common stock for all of the outstanding common stock of GST. The mergers have been accounted for as poolings of interests and, accordingly, these condensed consolidated financial statements have been restated for all periods to include the results of operations and financial positions of Litchfield, Neighborhood and GST.

       Separate results of the combining entities for the year ended 1995 and the three-month and nine-month periods ended October 3, 1996 are as follows:




(in thousands)                                          THREE         NINE
                                                        MONTHS       MONTHS
                                                        ENDED        ENDED
                                                      OCTOBER 3,   OCTOBER 3,
                                            1995         1996         1996
                                          --------     -------      --------
Revenues:

Regal                                     $184,958     $79,746      $190,575

Neighborhood (through April 27 for 1995)     5,135           -             -

GST (through May 30 for 1996)               13,321           -         4,709
                                          --------     -------      --------
                                          $203,414     $79,746      $195,284
                                          ========     =======      ========

Net income (loss):

Regal                                     $ 19,061     $11,855      $ 21,106

Neighborhood (through April 27 for 1995)    (1,824)          -             -

GST (through May 30 for 1996)                  866           -            90
                                          --------     -------      --------
                                          $ 18,103     $11,855      $ 21,196
                                          ========     =======      ========

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

2.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       The condensed consolidated balance sheet as of October 3, 1996, the condensed consolidated statements of income for the three months and nine months ended October 3, 1996 and September 28, 1995, and the condensed consolidated statements of cash flows for the nine months ended October 3, 1996 and September 28, 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The December 28, 1995 information has been derived from the audited December 28, 1995 balance sheet of Regal Cinemas, Inc.

       Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Report filed on Form 8-K dated July 1, 1996. The results of operations for the three month and nine month periods ended October 3, 1996 are not necessarily indicative of the operating results for the full year.

3.     INCOME TAXES

       The Company's effective income tax rate differs from the expected federal income tax rate of 35% due to certain merger expenses which are not deductible for tax purposes and the inclusion of state income taxes.

4.     LONG-TERM OBLIGATIONS

       Long-term obligations at October 3, 1996 and December 28, 1995, consists of the following:



                                                        October 3,  December 28,
                                                           1996         1995
                                                        ----------  ------------
                                                             (in thousands)
Regal $150,000,000 senior reducing revolving credit
facility which expires on June 30, 2003, with
interest payable quarterly, at LIBOR (5.6% and 5.7%
at October 3, 1996 and December 28, 1995,
respectively) plus .4%.  Draw capability will expire
on June 30,1999.  Repayment of the outstanding
balance on the credit facility will begin September
30, 1999, and consist of 5% of the outstanding
balance on a quarterly basis through June 30, 2001.
Thereafter, payments will be 7.5% of the outstanding
balance quarterly through June 30, 2003.                $25,000       $ 92,450


Other obligations                                         2,673         15,892
                                                        -------       --------
                                                         27,673        108,342


Less current maturities                                     (73)       (13,254)
                                                        -------       --------


                                                        $27,600       $ 95,088
                                                        =======       ========

       Regal's reducing revolving credit facility contains various restrictive covenants which require Regal to maintain certain financial ratios. On September 30, 1996, the Company amended its Loan Agreement to decrease the interest rate, extend the maturity of the facility to June 30, 2003, and modify certain financial covenants.

       The Company's debt at October 3, 1996 is scheduled to mature as follows:

                                 (in thousands)


                     1996                 $    73
                     1997                      54
                     1998                      54
                     1999                   6,304
                     Thereafter            21,188
                                          -------
                     Total                $27,673
                                          =======

5.     EARNINGS PER SHARE

       Primary earnings per share have been computed by dividing net income applicable to common stock (net income less dividend requirements for preferred stock) by the weighted average number of common and common equivalent shares outstanding during each period. Shares issued in connection with the Litchfield, Neighborhood and GST mergers have been included in shares outstanding for all periods presented. Common equivalent shares relating to options issued during the 12-month period preceding the initial public offering have been calculated using the treasury stock method assuming that the options were outstanding during each period presented and that the fair value of the Company's common stock during each period was equal to the initial public offering price. Common equivalent shares relating to options issued subsequent to the initial public offering have been calculated using the treasury stock method for the portion of each period for which the options were outstanding and using the fair value of the company's common stock for each of the respective periods. All per share data has also been adjusted to give effect to the May 1993, November 1994, December 1995 and September 1996, respectively, common stock splits. After giving effect to the items described above, primary earnings per common share have been computed based on the assumed weighted average number of common and common equivalent shares outstanding in each period (29,111 shares for the three-month period ended September 28, 1995 and 34,047 shares for the three-month period ended October 3, 1996 and 28,612 shares for the nine-month period ended September 28, 1995 and 31,044 shares for the nine-month period ended October 3, 1996). Fully diluted earnings per common share reflect the retroactive effect of the preferred stock conversion at the time of the initial public offering. The calculation utilizes net income before preferred dividends and increased common share equivalents from the conversion (29,190 shares for the three-month period ended September 28, 1995 and 34,047 shares for the three month period ended October 3, 1996 and 28,815 shares for the nine-month period ended September 28, 1995 and 31,044 shares for the nine-month period ended October 3, 1996).

6.     ACQUISITION

       On September 13, 1996, Regal completed the purchase of assets consisting of eight theatres with 69 screens in California from an individual, George Krikorian, and corporations controlled by him (collectively, "Krikorian") for consideration of 703,241 shares of Regal common stock with an approximate fair value of $14.0 million and approximately $14.0 million in cash.

7.     STOCK OFFERING

       On June 10, 1996, the Company completed a secondary stock offering of 4,312,500 shares of the Company's common stock at $30.83 per share. The total proceeds to the Company from the offering were approximately $126.5 million, net of underwriting discount and certain other expenses of $6.5 million.

8.     COMMON STOCK

       Regal's common shares authorized, issued and outstanding throughout the financial statements and notes reflect the authorization of additional shares and the effect of the two 3-for-2 stock splits authorized in December 1995 and September 1996.

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

BACKGROUND OF REGAL

Regal has achieved significant growth in theatres and screens since its formation in November of 1989. Since inception through October 3, 1996, Regal acquired 113 theatres with 757 screens, developed 34 new theatres with 377 screens and added 51 new screens to acquired theatres. Theatres developed by Regal typically generate positive theatre level cash flow within the first three months following commencement of operation and reach a mature level of attendance within one to three years following commencement of operation. Regal does not defer any pre-opening costs associated with opening its theatres and expenses such costs in the periods incurred. Theatre closings have had no significant effect on the operations of Regal.

On April 8, 1994, Regal completed the acquisition of 13 theatres from National Theatre Holdings Corp. The purchase price of the acquisition was approximately $24.5 million and the assumption of certain obligations totaling $500,000, which Regal funded from cash on hand and borrowings available under the then $60 million revolving credit facility. On April 28, 1995, the Company completed the purchase of substantially all of the assets of three companies which held four theatres with 40 screens. Consideration for the transaction was approximately $14.3 million cash and other consideration and 241,313 shares of Regal common stock. On September 13, 1996, Regal completed the purchase of assets consisting of eight theatres with 69 screens in California from an individual, George Krikorian and corporations controlled by him (collectively "Krikorian"). The purchase price was approximately $14.0 million cash and 703,241 shares of Regal common stock.

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



                                                   Percentage of Total Revenues
                                       ----------------------------------------------------
                                          Three Months Ended          Nine Months Ended
                                       -------------------------  -------------------------
                                       October 3,  September 28,  October 3,  September 28,
                                          1996         1995          1996         1995
                                       ----------- -------------  ----------  -------------
 Revenues:
    Admissions                             68.0%          68.7%       68.4%          69.3%

    Concession                             29.0%          29.2%       28.5%          28.7%

    Other                                   3.0%           2.1%        3.1%           2.0%
                                          -----         ------       -----          -----

    Total Revenues                        100.0%         100.0%      100.0%         100.0%

 Operating Expenses:

    Film rental and advertising costs      37.0%          37.6%       37.1%          37.4%

    Cost of concessions and other           3.7%           3.8%        3.6%           3.7%

    Theatre operating expenses             27.8%          27.8%       30.7%          32.4%

    General & administrative Expenses       3.1%           3.4%        3.6%           3.8%

    Depreciation & amortization             4.6%           4.4%        5.2%           5.0%

    Merger expenses                         0.0%           0.0%         .8%           0.8%
                                          -----          -----       -----          -----
      Total operating expenses             76.0%          77.0%       81.0%          83.1%

 Other income (expense):
    Interest expense                        (.3%)         (2.0%)      (1.6%)         (2.3%)

    Interest income                          .3%           0.0%         .2%            .1%

    Other                                    .4%           0.0%         .4%            .1%
                                          -----          -----       -----          -----
    Income before taxes and
      extraordinary item                   24.4%          21.0%       18.0%          14.8%

 Provision for income taxes                (9.5%)         (8.3%)      (7.2%)         (6.0%)
                                          -----          -----       -----          -----
     Income before extraordinary item      14.9%          12.7%       10.8%           8.8%

 Extraordinary item:
    Loss on extinguishment of debt          0.0%           0.0%        0.0%          (0.3%)
                                          -----          -----       -----          -----
 NET INCOME                                14.9%          12.7%       10.8%           8.5%
                                          =====          =====       =====          =====

THREE MONTHS ENDED OCTOBER 3, 1996 AND SEPTEMBER 28, 1995

TOTAL REVENUES -- Total revenues for the third quarter of fiscal 1996 increased by 27.6% to $79.7 million from $62.5 million in the comparable 1995 period. This increase was due to a 17.8% increase in attendance attributable primarily to the net addition of 231 screens in fiscal 1995 and first nine months of 1996. Of the $17.2 million net increase in revenues for the period, a $5.0 million increase was attributed to theatres previously operated by the Company, a $9.1 million increase was attributed to theatres acquired by the Company, and a $3.1 million increase was attributed to new theatres constructed by the Company. Average ticket prices increased 7.3% during the period, reflecting a smaller proportion of discount theatres in the 1996 period than in the same period in 1995 and, to a lesser degree, an increase in ticket prices. Average concession sales per customer increased 7.8% for the period, reflecting both an increase in consumption and, to a lesser degree, an increase in concession prices.

DIRECT THEATRE COSTS -- Direct theatre costs increased by 26.4% to $54.6 million in the third quarter 1996 from $43.2 million in the third quarter 1995. Direct theatre costs as a percentage of total revenues decreased to 68.5% in the 1996 period from 69.2% in the 1995 period. The decrease of direct theatre costs as a percentage of total revenues was primarily attributable to better monitoring and control of costs at the Company's theatres, especially acquired theatres, and to a lesser extent, to a decrease in occupancy expenses as a percentage of total revenues.

GENERAL AND ADMINISTRATIVE EXPENSES -- General and administrative expenses increased by 15.5% to $2.4 million in the third quarter 1996 from $2.1 million in the third quarter 1995. As a percentage of total revenues, general and administrative expenses decreased to 3.1% in the 1996 period from 3.4% in the 1995 period.

DEPRECIATION AND AMORTIZATION -- Depreciation and amortization expense increased in the third quarter 1996 by 31.7% to $3.6 million from $2.8 million in the third quarter 1995. This increase was primarily the result of theatre property additions associated with the Company's expansion efforts.

OPERATING INCOME -- Operating income for the third quarter 1996 increased by 32.8% to $19.1 million, or 24.0% of total revenues, from $14.4 million, or 23.0% of total revenues, in the third quarter 1995.

INTEREST EXPENSE -- Interest expense decreased in the third quarter 1996 by 79.2% to $263,000 from $1.3 million in the third quarter 1995. The decrease was primarily due to lower average borrowings outstanding.

INCOME TAXES -- The provision for income taxes increased in the third quarter 1996 by 45.7% to $7.6 million from $5.2 million in the third quarter 1995. The effective tax rate was 39.0% in the 1996 period as compared to 39.6% in the 1995 period.

NET INCOME -- Net income in the third quarter 1996 increased by 49.2% to $11.9 million from $7.9 million in the third quarter 1995. The increase in net income reflects primarily the additional screens operated by the Company.

NINE MONTHS ENDED OCTOBER 3, 1996 AND SEPTEMBER 28, 1995

TOTAL REVENUES -- Total revenues for the nine months ended October 3, 1996 increased by 30.0% to $195.3 million from $150.3 million in the comparable 1995 period. This increase was due to a 19.1% increase in attendance attributable primarily to the net addition of 231 screens in fiscal 1995 and first nine months of 1996 as well as strong film releases in the first six months of 1996. Of the $45.0 million net increase in revenues for the period, a $16.4 million increase was attributed to theatres previously operated by the Company, a $16.8 million increase was attributed to theatres acquired by the Company, and an $11.8 million increase was attributed to new theatres constructed by the Company. Average ticket prices increased 7.8% during the period, reflecting a smaller proportion of discount theatres in the 1996 period than in the same period in 1995 and, to a lesser degree, an increase in ticket prices. Average concession sales per customer increased 8.3% for the period, reflecting both an increase in consumption and, to a lesser degree, an increase in concession prices.

DIRECT THEATRE COSTS -- Direct theatre costs increased by 26.2% to $139.5 million for the nine months ended October 3, 1996 from $110.5 million in the comparable 1995 period. Direct theatre costs as a percentage of total revenues decreased to 71.4% in the 1996 period from 73.6% in the 1995 period. The decrease of direct theatre costs as a percentage of total revenues was primarily attributable to better monitoring and control of costs at the Company's theatres, especially acquired theatres, and to a lesser extent, to a decrease in occupancy expenses as a percentage of total revenues.

GENERAL AND ADMINISTRATIVE EXPENSES -- General and administrative expenses increased by 23.7% to $7.0 million for the nine months ended October 3, 1996 from $5.7 million in the comparable 1995 period. As a percentage of total revenues, general and administrative expenses decreased to 3.6% in the 1996 period from 3.8% in the 1995 period.

DEPRECIATION AND AMORTIZATION -- Depreciation and amortization expense increased for the nine months ended October 3, 1996 by 35.3% to $10.1 million from $7.5 million in the comparable 1995 period. This increase was primarily the result of theatre property additions associated with the Company's expansion efforts.

OPERATING INCOME -- Operating income for the nine months ended October 3, 1996 increased by 46.2% to $37.0 million, or 19.0% of total revenues, from $25.3 million, or 16.9% of total revenues, in the comparable 1995 period.

INTEREST EXPENSE -- Interest expense decreased for the nine months ended October 3, 1996 by 8.5% to $3.1 million from $3.4 million in the comparable 1995 period. The decrease was primarily due to lower average borrowings outstanding, net of capitalized interest totaling $1.4 million during the 1996 period, relating to projects under construction.

INCOME TAXES -- The provision for income taxes increased for the nine months ended October 3, 1996 by 55.7% to $14.0 million from $9.0 million in the comparable 1995 period. The effective tax rate was 39.8% in the 1996 period as compared to 40.5% in the 1995 period as each period reflected certain merger expenses which are not deductible for tax purposes.

NET INCOME -- Net income for the nine months ended October 3, 1996 increased by 65.5% to $21.2 million from $12.8 million in the comparable 1995 period. The increase in net income reflects primarily the additional screens operated by the Company, as well as strong film releases in the first six months of 1996.

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

The Company's capital requirements have arisen principally in connection with acquisitions of existing theatres, new theatre openings and the addition of screens to existing theatres and have been financed with borrowings under the Company's loan agreement, equity financings and internally generated cash. The Company amended its loan to a $150 million revolving credit facility as of October 3, 1996. The amendments to the loan agreement require that the indebtedness under the facility be amortized at a rate of $7.5 million per quarter commencing with the quarter ending September 30, 1999, and at a rate of $11.3 million per quarter commencing with the quarter ending September 30, 2001. The loan agreement requires the Company to comply with certain financial and other covenants, including maintaining a minimum net worth of not less than $230.0 million plus 50% of the Company's net income for each quarter commencing with the quarter ending June 27, 1996. On October 3, 1996, $25.0 million was outstanding under the Company's loan agreement.

On April 17, 1995, Regal consummated the acquisition of Neighborhood for 814,755 shares of Regal common stock. In conjunction with this transaction, the Company refinanced approximately $10 million of debt on Neighborhood's balance sheet under the Company's revolving credit facility, and Neighborhood redeemed its preferred stock for $1,150,000.

On April 28, 1995, the Company completed the acquisition of two theatres with 18 screens, one theatre with 14 screens and one theatre with eight screens from Southern Cinemas, Inc., South Asheville Cinemas, Inc. and Cinemas South, Inc., respectively. The respective theatres are located in Aiken and Charleston, South Carolina, Asheville, North Carolina and Rock Hill, South Carolina. Consideration for the transaction was approximately $14,300,000 cash and other consideration and 241,313 shares of Regal common stock.

On May 30, 1996, the Company consummated the acquisition of GST for 1,410,213 shares of Regal common stock. In conjunction with the transaction, the Company refinanced approximately $3 million of GST's debt under the Company's revolving credit facility.

On June 10, 1996, the Company completed a secondary stock offering of 4,312,500 shares of the Company's common stock at $30.83 per share. The total proceeds to the Company from the offering were approximately $126.5 million, net of the underwriting discount and other expenses of $6.5 million and were used to repay amounts outstanding under the Company's revolving credit facility.

On September 13, 1996, the Company completed the purchase of assets consisting of 8 theatres with 69 screens in California from an individual, George Krikorian, and corporations controlled by him (collectively "Krikorian") for consideration of 703,241 shares of Regal common stock and approximately $14.0 million in cash.

At October 3, 1996, the Company had 147 multi-screen theatres with an aggregate of 1,184 screens. At such date, the Company had 15 new theatres with 178 new screens and 8 new screens at 1 existing location under construction. The Company anticipates that its capital expenditures over the next twelve months will approximate $150 million. The Company believes that its capital needs for completion of theatre construction and development for at least the next 12 to 18 months will be satisfied by available credit under the loan agreement, as amended, internally generated cash flow and available cash and equivalents.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------
  (a)    Exhibits:
         (10)        Regal Cinemas, Inc. -- Sixth Amendment to Second Amendment
                     and Restated Loan Agreement dated September 30, 1996

         (11)        Statement re:  computation of per share earnings

         (27)        Financial Data Schedule (for SEC use only)

  (b) The Company filed the following Current Reports on Form 8-K during the quarter ended October 3, 1996:

         Form 8-K dated July 1, 1996 (filed July 1, 1996);

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               REGAL CINEMAS, INC.


Date:  November 5, 1996        By: /s/ Michael L. Campbell
                                   -------------------------------------
                                   Michael L. Campbell, Chairman,
                                   President and Chief Executive Officer

                               By: /s/ Lewis Frazer III
                                   --------------------------------------
                                   Lewis Frazer III, Executive Vice President,
                                   Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX




  ITEM                                 DESCRIPTION
---------     -----------------------------------------------------------------
  (10)        Regal Cinemas, Inc. -- Sixth Amendment to Second Amendment and
              Restated Loan Agreement dated September 30, 1996

  (11)        Statement re: computation of per share earnings

  (27)        Financial Data Schedule (for SEC use only)
