Form 10-K
period 1997-01-02
REGAL CINEMAS INC
filed 1997-03-31
CIK 905035

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 1997         Commission file number 0-21772


                               REGAL CINEMAS, INC.
             (Exact name of registrant as specified in its charter)

          Tennessee                                      62-1412720
  ---------------------------             -------------------------------------
 (State or other jurisdiction            (I.R.S. employer identification number)
of incorporation or organization)

      7132 Commercial Park Drive
         Knoxville, Tennessee                                 37918
 --------------------------------------            -------------------------
(Address of principal executive offices)                    (Zip Code)

     Registrant's telephone number, including area code: (423) 922-1123

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, no par value per share
                      ------------------------------------
                                (Title of class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 14, 1997, was $883,500,000 approximately. The market value calculation was determined using the closing sale price of the Registrant's common stock on March 14, 1997, as reported on The Nasdaq Stock Market's National Market.

Shares of common stock, no par value per share, outstanding on March 7, 1997, were 33,157,043.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K    Documents from which portions are incorporated by reference
-----------------    -----------------------------------------------------------
Part III             Portions of the Registrant's Proxy Statement
                     relating to the Registrant's Annual Meeting of
                     Shareholders to be held on May 1, 1997 are
                     incorporated by reference into Items 10, 11, 12
                     and 13.


                               REGAL CINEMAS, INC.
                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                           Page
                                                                                                           ----
PART I   ....................................................................................................1
         Item 1.  Business...................................................................................1

              Industry Overview..............................................................................1
              Strategy.......................................................................................2
              Theatre Operations.............................................................................3
              Film Licensing.................................................................................5
              Entertainment Centers..........................................................................6
              Competition....................................................................................7
              Regulation.....................................................................................7
              Employees......................................................................................8
              Risk Factors...................................................................................8
              Executive Officers.............................................................................9

         Item 2.  Properties................................................................................10

         Item 3.  Legal Proceedings.........................................................................10

         Item 4.  Submission of Matters to a Vote of Security-Holders.......................................10

PART II  ...................................................................................................11

         Item 5.  Market for the Registrant's Common Equity and Related Shareholder Matters.................11

         Item 6.  Selected Financial Data...................................................................12

         Item 7.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations...................................................13
              Overview......................................................................................13
              Background of Regal...........................................................................13
              Results of Operations.........................................................................13
              Fiscal Years Ended January 2, 1997 and December 28, 1995......................................15
              Fiscal Years Ended December 28, 1995 and December 29, 1994....................................16
              Liquidity and Capital Resources...............................................................16
              New Accounting Pronouncements.................................................................18

         Item 8.  Financial Statements and Supplementary Data...............................................18

         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......34

PART III ...................................................................................................35

         Item 10.     Directors and Executive Officers of the Registrant....................................35

         Item 11.     Executive Compensation................................................................35

         Item 12.     Security Ownership of Certain Beneficial Owners and Management........................35

         Item 13.     Certain Relationships and Related Transactions........................................35

PART IV  ...................................................................................................36

         Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................36

SIGNATURES..................................................................................................38

INDEX TO EXHIBITS...........................................................................................39

                               REGAL CINEMAS, INC.

                                     PART I

ITEM 1. BUSINESS

     Regal Cinemas, Inc. ("Regal" or the "Company") is a leading regional motion picture exhibitor in the eastern United States. Since its founding, Regal's growth has come through the acquisition of a net of 114 theatres with 760 screens, the development of 42 theatres with 459 screens and the addition of 68 screens to existing theatres. Operations began with the acquisition of Regal's first theatre in January 1990. As of January 2, 1997, Regal operated 156 multi-screen theatres with an aggregate of 1,287 screens and is the sixth largest motion picture exhibitor in the United States based upon number of screens in operation. In addition, at January 2, 1997, the Company had 14 new theatres with 196 screens under construction and six screens under construction at existing theatres.

     The Company was incorporated under the laws of the State of Tennessee in November 1989. The Company's principal offices are located at 7132 Commercial Park Drive, Knoxville, Tennessee 37918, and its telephone number is (423) 922-1123.

INDUSTRY OVERVIEW

     The domestic motion picture exhibition industry is comprised of approximately 350 exhibitors, 130 of which operate ten or more total screens. At May 1, 1996, the five largest exhibitors operated approximately 34% of the total screens in operation with no one exhibitor operating more than 9% of the total screens. From 1986 through 1996 the net number of screens in operation in the United States increased from approximately 22,000 to approximately 28,000, and admissions revenues increased from approximately $3.8 billion to approximately $5.8 billion. In an effort to realize greater operating efficiencies, operators of multi-theatre circuits have emphasized the development of larger multi-screen complexes. This trend is evidenced by the increase in the average number of screens per location for the industry from approximately 3.5 screens in 1986 to approximately 4.8 screens in 1996.

     Theatrical motion picture exhibition is the initial way most films are made available to the public to see. Management believes that forms of home entertainment, such as cable television, video cassettes and pay per view, has not adversely affected theatre admissions or the number of films released for theatrical exhibition. Overall attendance has remained relatively stable over the past ten years, with no single year varying more than approximately 10% from the industry average of 1.15 billion during that period. Management believes the number of films released for theatrical exhibition will remain relatively stable or increase because a film's initial theatrical exhibition success establishes the value of the film throughout its life cycle in ancillary markets.

     In recent years, there has been an increasing consolidation of the major film production companies. During 1996, films distributed by the eight largest film production companies accounted for approximately 92% of the domestic admissions revenues and included 49 of the top 50 grossing films. Films are licensed through film distributors, who typically establish geographic film licensing zones and allocate each available film to one theatre within that zone. See "Film Licensing."

     Historically, the motion picture exhibition industry has experienced some seasonality, as major film distributors have generally released the films expected to have the greatest commercial appeal during the summer and the Thanksgiving through year-end holiday season. The seasonality of motion picture exhibition, however, has become less pronounced in recent years as studios have begun to release major motion pictures somewhat more evenly throughout the year.

STRATEGY

     OPERATING STRATEGY. Management believes the following characteristics are the key elements of its operating strategy:

     - Multi-Screen Theatres. The Company's multi-screen theatres enable it to offer a diverse selection of films; stagger movie starting times; increase management's flexibility in determining the number of weeks that a film will run and the size of the auditorium in which it is shown; and serve patrons from common support facilities. These factors result in increased attendance, improved utilization of theatre seating capacity and operating efficiencies.

     - Cost Control. Regal has designed prototype theatres adaptable to a variety of locations, which management believes result in construction and operating cost savings. The shifting of films to smaller auditoriums within a theatre to accommodate changing attendance levels allows the Company to exhibit films for extended periods, resulting in lower film rental costs as a percentage of admission revenues. In addition, a significant component of theatre level management's compensation is based on controlling operating expenses at the theatre level.

     - Patron Satisfaction/Quality Control. Regal emphasizes conveniently located, modern, high quality facilities that offer a wide variety of films. To maintain quality and consistency within the Company's theatres, Regal conducts regular inspections of each theatre and operates a "mystery shopper" program. To enhance the movie going experience, the Company invests in high quality projection and stereo sound equipment, including the latest digital sound systems.

     - Centralized Corporate Decision Making/Decentralized Operations. Functions centralized through the Company's corporate office include film licensing and concession purchasing, as well as decisions on theatre construction and configuration. Cost controls at the theatre level include close monitoring of concession, advertising and payroll expenses. Regal devotes significant resources to training its theatre managers, who are responsible for most aspects of its theatres' day-to-day operations.

     - Marketing. Regal actively markets its theatres through grand opening promotions, including "VIP" preopening parties, direct mail campaigns, television commercials in certain markets and promotional activities, such as live music, spotlights and skydivers, which frequently generate media coverage. Regal develops patron loyalty through a number of marketing programs such as a summer children's film series in which children's films are shown at reduced rates during the morning hours. Regal also utilizes special marketing programs for specific films and concession items.

     GROWTH STRATEGY. Management believes that the following characteristics are the key elements of its growth strategy:

     - Develop New Theatres in Existing and Target Markets. At January 2, 1997, the Company had 14 theatres with 196 screens under construction and currently plans to develop 250 to 300 screens annually for the next several years. Regal will seek to develop multi-screen theatres with at least ten screens in both its existing markets and in other mid-sized metropolitan markets and suburban growth areas of larger metropolitan markets in the eastern United States. Management will continue to locate theatres in areas that are under screened because of changing demographic trends or that are served by aging theatre facilities or by theatres having an insufficient number of screens. Regal targets theatre locations with high visibility and convenient roadway access in geographic film licensing zones in which it will be the sole exhibitor. Regal continually reviews potential sites for theatres, including both new construction and the conversion of existing retail space.

     - Add Screens to Existing Theatres. To enhance profitability and maintain competitiveness at existing theatres, the Company will continue to add additional screens where appropriate. The Company currently has six screens under construction at existing theatre facilities and anticipates the addition of 10 to 20 screens to certain of its theatres. The addition of screens to existing theatres is designed not to disrupt operations at the theatres.

     - Acquire Theatres. While management believes that a significant portion of its future growth will come through the development of new theatres, Regal will continue to consider strategic acquisitions of complementary theatres or theatre circuits at which Regal can improve profitability and increase screen counts. Since its inception through January 2, 1997, Regal has acquired a net of 114 theatres with 760 screens, which has served to establish and enhance the Company's presence in selected geographic markets.

     - Develop Complementary Theatre Concepts. To complement the Company's theatre development, Regal opened comprehensive family entertainment centers in Chesapeake, Virginia, Rochester, New York and Syracuse, New York. The Company currently has three additional FunScapes(TM) under construction and may seek to develop additional FunScape(TM) complexes at strategic locations.

THEATRE OPERATIONS

     As of January 2, 1997, Regal operated 156 multi-screen theatres with an aggregate of 1,287 screens in 20 states. Since inception, Regal has increased its average screens per location from 4.8 to 8.3 screens, as compared to the average for the five largest domestic motion picture exhibitors of approximately
5.7 screens at May 1, 1996. Multi-screen theatres enable the Company to offer a wide selection of films attractive to a diverse group of patrons residing within the drawing area of a particular theatre complex. Varied auditorium seating capacities within the same theatre enable the Company to reduce film rental costs by exhibiting films for a longer period of time through the shifting of films to smaller auditoriums to meet changing attendance levels. In addition, operating efficiencies are realized through the economies of having common box office, concession, projection, lobby and rest room facilities, which enable the Company to spread certain costs, such as payroll, advertising and rent, over a higher revenue base. Staggered movie starting times also minimize staffing requirements, reduce lobby congestion and contribute to more desirable parking and traffic flow patterns.

     Regal has designed prototype theatres, adaptable to a variety of locations, which management believes result in construction and operating cost savings. Regal's multi-screen theatre complexes, which typically contain auditoriums having from 100 to 500 seats each, feature wall-to-wall screens, digital stereo surround-sound, multi-station concessions, computerized ticketing systems, plush seating with cup holders, neon-enhanced interiors and exteriors, and video game areas adjacent to the theatre lobby. Approximately 70% of the Company's screens are less than eight years old. In addition, the Company has a continuing program to maintain clean, comfortable and modern facilities. Management believes that maintaining a theatre circuit consisting primarily of modern multi-screen theatres also enhances the Company's ability to license commercially successful modern films from distributors. See "Film Licensing."

     Functions centralized at the Company's corporate office include site selection, lease negotiation, theatre design and construction, coordination of film selection, concession purchasing, advertising and financial and accounting activities. Regal's theatre operations are under the supervision of its Chief Operating Officer and are divided into two geographic divisions, each of which is headed by a Vice President supervising several district theatre supervisors. The district theatre supervisors are responsible for implementing Company operating policies and supervising the managers of the individual theatres, who are responsible for most of the day-to-day operations of the Company's theatres. Regal seeks theatre managers with experience in the motion picture exhibition industry and requires all new managers to complete a training program at designated training theatres. The program is designed to encompass all phases of theatre operations, including the Company's philosophy, management strategy, policies, procedures and operating standards.

     Management closely monitors the Company's operations and cash flow through daily reports generated from computerized box office terminals located in each theatre. These reports permit the Company to maintain an accurate and immediate count of admissions by film title and show times and provide management with the information necessary to effectively and efficiently manage the Company's theatre operations. To maintain quality and consistency within the Company's theatre circuit, the district supervisors regularly inspect each theatre and the Company operates a "mystery shopper" program, which involves unannounced visits by unidentified customers who report on the quality of service, film presentation and cleanliness at individual theatres. Regal has an incentive compensation program for theatre level management which rewards managers for controlling theatre level operating expenses while complying with the Company's operating standards.

     In addition to revenues from box office admissions, Regal receives revenues from concession sales and video games located adjacent to the theatre lobby. Concession sales constituted 28.2% of total revenues for fiscal 1996. Regal emphasizes prominent and appealing concession stations designed for rapid service and efficiency. Although popcorn, candy and soft drinks remain the best selling concession items, the Company's theatres offer a wide range of concession choices. Regal continually seeks to increase concession sales through optimizing product mix, introducing special promotions from time to time and training staff to cross sell products. In addition to traditional concession stations, certain of the Company's existing theatres and theatres currently under development feature specialty concession cafes serving items such as cappuccino, fruit juices, cookies and muffins, soft pretzels and yogurt. Management negotiates directly with manufacturers for many of its concession items to ensure adequate supplies and to obtain competitive prices.

     Regal relies upon advertisements including movie schedules published in newspapers to inform its patrons of film selections and show times. Newspaper advertisements are typically displayed in a single grouping for all of the Company's theatres located in the newspaper's circulation area. Primary multi-media advertising campaigns for major film releases are carried out and paid for by the film distributors.

     The Company conducts marketing efforts throughout the year to promote specific films, concession items and its theatre complexes. Regal markets its new theatres through grand opening promotions, including "VIP" preopening parties, direct mail campaigns, radio and television commercials in certain markets and promotional activities such as live music, spotlights and skydivers, which frequently generate media coverage. Regal's theatres also exhibit previews of coming attractions and films presently playing on the Company's other screens in the same market area.

     Regal operates 14 theatres with an aggregate of 86 screens, which exhibit second run movies and charge lower admission prices (typically $1.50). These movies are the same high quality features shown at all of Regal's theatres. The terminology "second run" is an industry term for the showing of movies after the film has been shown for varying periods of time at other theatres. Regal believes that the increased attendance resulting from lower admission prices and the lower film rental costs of second run movies compensate for the lower admission prices and slightly higher operating costs as a percentage of admission revenues at the Company's discount theatres. The design, construction and equipment in the Company's discount theatres are of the same high quality as its first run theatres. Regal's discount theatres generate theatre level cash flows similar to Regal's first run theatres. Management does not anticipate a significant increase in the percentage of discount theatres in its theatre circuit.

     As of January 2, 1997, Regal operated 104 of its 156 theatres pursuant to lease agreements, owns the land and building for 37 theatres and operates pursuant to ground leases at 15 locations. Of the 156 theatres operated by Regal as of January 2, 1997, 114 were acquired and 42 have been developed by Regal.

FILM LICENSING

     Regal licenses films from distributors on a film-by-film and theatre-by-theatre basis. Film buyers negotiate directly with film distributors on behalf of the Company. Prior to negotiating for a film license, the Company and its film buyers evaluate the prospects for upcoming films. Criteria considered for each film include cast, director, plot, performance of similar films, estimated film rental costs and expected Motion Picture Association of America rating. Successful licensing depends greatly upon the exhibitor's knowledge of trends and historical film preferences of the residents in markets served by each theatre, as well as on the availability of commercially successful motion pictures. Historically, Tri-State Theatre Services, Inc., an independent film booking agency which is controlled by a director of the Company ("Tri-State"), provided film licensing services for Regal. During 1996, Regal changed its operations to perform those services internally. Tri-State will continue to provide consulting services on film recognition and strategy.

     Films are licensed from film distributors owned by major film production companies and from independent film distributors that generally distribute films for smaller production companies. Film distributors typically establish geographic film licensing zones and allocate each available film to one theatre within that zone. Film zones generally encompass a radius of three to five miles in metropolitan and suburban markets, depending primarily upon population density. Regal believes that approximately 72% of its theatres are now located in film licensing zones in which they are now the sole exhibitors, permitting the Company to exhibit many of the most commercially successful films in these zones.

     In film zones where Regal is the sole exhibitor, the Company obtains film licenses by selecting a film from among those offered and negotiating directly with the distributor. In film zones where there is competition, a distributor will either require the exhibitors in the zone to bid for a film or will allocate its films among the exhibitors in the zone. When films are licensed under the allocation process, a distributor will choose which exhibitor is offered a movie and then that exhibitor will negotiate film rental terms directly with the distributor for the film. Over the past several years, distributors have generally used the allocation rather than bidding process to license their films. When films are licensed through a bidding process, exhibitors compete for licenses based upon economic terms. Regal currently does not bid for films in any of its markets, although it may be required to do so in the future. Although Regal predominantly licenses "first run" films, if a film has substantial remaining potential following its first run, the Company may license it for a second run. Film distributors establish second run availability on a national or market-by-market basis after the release from first run theatres.

     Film licenses entered into in either a negotiated or bidding process typically specify rental fees based on the higher of a gross receipts formula or theatre admissions revenue formula. Under a gross receipts formula, the distributor receives a specified percentage of box office receipts, with the percentage declining over the term of the film run. First run film rental fees may begin at up to 70% of admission revenues and gradually decline to as low as 30% over a period of four to seven weeks. Second run film rental fees typically begin at 35% of admission revenues and often decline to 30% after the first week. Under a theatre admissions revenue formula, the distributor receives a specified percentage of the excess of admission revenues over a negotiated allowance for theatre expenses. In addition, Regal is occasionally required to pay non-refundable guarantees of film rental fees or to make refundable advance payments of film rental fees or both in order to obtain a license for a film. Rental fees actually paid by the Company generally are adjusted subsequent to the exhibition of a film in a process known as settlement. The commercial success of a film relative to original distributor expectations is the primary factor taken into account in the settlement process; secondarily, the past performance of other films in a specific theatre is a factor. To date, the settlement process has not resulted in material adjustments in the film rental fees accrued by the Company.

     Regal's business is dependent upon the availability of marketable motion pictures and its relationships with distributors. Many distributors provide quality first run movies to the motion picture exhibition industry; however, eight distributors accounted for approximately 92% of industry admission revenues during 1996, and 49 of the top 50 grossing films. No single distributor dominates the market. Disruption in the production of motion pictures by the major studios and/or independent producers or lack of commercial success of motion pictures would have a material adverse effect upon the Company's business. Regal licenses films from each of the major distributors and believes that its relationship with distributors are good. From year to year, the revenues attributable to individual distributors will vary widely depending upon the number and quality of films each distributes. Based on industry statistics, Regal believes that in 1996 no single distributor accounted for more than 22% of the films licensed by the Company, or films producing more than 22% of the Company's admission revenues.

ENTERTAINMENT CENTERS

     To complement the Company's theatre development, Regal developed and operates comprehensive family entertainment centers in Chesapeake, Virginia, Rochester, New York and Syracuse, New York. Each complex, includes a 13 screen theatre and a 50,000 square foot family entertainment center. Each theatre facility exhibits first run films, is equipped with the latest Dolby and DTS digital sound systems, and features an oversized lobby with two concession stands and a specialty cafe. A food court connects the theatres to the entertainment center and features nationally recognized brand name pizza, taco, sandwich and dessert restaurants.

     The entertainment center generally will feature a 36-hole, tropical-themed miniature golf course, a children's soft play and exercise area, multi-level laser tag, video batting cages, a video golf course, helmet type and motion simulator virtual reality units and a high-tech video arcade. In addition, the center contains eight party rooms for various social gatherings. The two level family entertainment center is totally enclosed and under roof for year-round operation.

     Each theatre and entertainment center totals approximately 95,000 square feet and management believes the facility is a comprehensive entertainment destination. The Company currently has three additional FunScape(TM) complexes under construction and may seek to develop additional FunScape(TM) complexes at strategic locations. The $5.0 million to $6.0 million estimated cost of construction of the entertainment center is comparable to the cost of constructing the adjacent theatre complex. The Company is financing the construction of the entertainment centers and the attached theatre facility through cash on hand, cash flow from operations and borrowings available under its credit facility.

COMPETITION

     The motion picture exhibition industry is highly competitive, particularly in licensing aspects of films, attracting patrons and finding new theatre sites. Theatres operated by national and regional circuits and by smaller independent exhibitors compete with the Company's theatres. Regal believes that the principal competitive factors in film licensing include licensing terms, the seating capacity, location and reputation of an exhibitor's theatres, the quality of projection and sound equipment at the theatres and the exhibitor's ability and willingness to promote the films. Competition for patrons is dependent upon factors such as the availability of popular films, the location of theatres, the comfort and quality of theatres and ticket prices. Regal believes that it competes favorably with respect to each of these factors.

     There are approximately 350 participants in the domestic motion picture exhibition industry. Industry participants vary substantially in size, from small independent operators of a single screen theatre to large national chains of multi-screen theatres affiliated with entertainment conglomerates. Many of the Company's competitors have been in existence significantly longer than Regal and may be better established in certain of the markets where the Company's theatres are located.

     Other theatre operators also have sought to increase the number of theatres and screens in operation. Such increases may cause certain local markets or portions thereof to become over screened, resulting in a negative impact on the earnings of the theatres involved and thus on the Company's theatres in those markets. Concurrent with the increase in the number of screens, there has been a reduction in the number of theatre locations and a consolidation among exhibitors. At May 1, 1996, the five largest motion picture exhibition companies operated approximately 34% of the total screens, the largest of which operated less than 9% of the total screens.

     The motion picture exhibition industry faces competition from a number of motion picture exhibition delivery systems. In recent years alternative delivery systems have been developed for the exhibition of filmed entertainment, including cable television, video cassettes and pay per view. While the impact of such delivery systems on movie theatres is difficult to determine precisely, there can be no assurance that they will not adversely impact attendance at the Company's theatres. Movie theatres also face competition from other forms of entertainment competing for the public's leisure time and disposable income.

REGULATION

     The distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. Regal has never been a party to any of such cases, but the manner in which it can license films is subject to consent decrees resulting from these cases. Consent decrees which predate the formation of the Company, bind certain major film distributors and require the films of such distributors to be offered and licensed to exhibitors, including the Company, on a theatre-by-theatre basis. Consequently, exhibitors cannot assure themselves of a supply of films by entering into long-term arrangements with major distributors, but must negotiate for licenses on a film-by-film and theatre-by-theatre basis.

     The Company believes that it is in substantial compliance with all current applicable regulations relating to accommodations for the disabled. Regal intends to comply with future regulations in that regard, and the Company does not currently anticipate that compliance will require the Company to expend substantial funds.

     Regal's theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship, and health and sanitation requirements and licensing. Approximately 58% of the Company's employees are paid at the federal minimum wage and, accordingly, the minimum wage largely determines the Company's labor costs for those employees.

EMPLOYEES

     As of fiscal year end 1996, Regal employed 4,227 persons, of which 608 were full-time and 3,619 were part-time employees. Of the Company's employees, 131 are corporate personnel, 362 are theatre management personnel and the remainder are hourly theatre personnel. Film projectionists at 27 of the Company's theatres in the Cleveland, Ohio, Ft. Wayne, Indiana and Richmond, Virginia markets are represented by the International Alliance of Theatrical Stage Employees and Moving Picture Machine Operators of the United States and Canada pursuant to collective bargaining agreements. These collective bargaining agreements expire over various periods through December 1997. Regal's expansion into new markets may increase the number of employees represented by unions. Regal considers its employee relations to be good.

RISK FACTORS

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is including the following cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward looking statements of the Company made by, or on behalf of, the Company.

     Expansion Plans. Regal's continued ability to expand will depend on a number of factors, including the selection and availability of suitable locations, the hiring and training of sufficiently skilled management and personnel, the availability of adequate financing and other factors, some of which are beyond the control of the Company. There is no assurance that all of Regal's planned new theatres can be operated profitably.

     Dependence on Films. The ability of Regal to operate successfully depends upon a number of factors, the most important of which is the availability of marketable motion pictures. Poor relationships with distributors, a disruption in the production of motion pictures or poor commercial success of motion pictures could have a material adverse effect upon Regal's business.
See " - Film Licensing."

     Fluctuations in Quarterly Results of Operations. Regal's revenues have been seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, the most marketable motion pictures have been released during the summer and the Thanksgiving through year-end holiday season. The unexpected emergence of a hit film during other periods can alter the traditional trend. The timing of such releases can have a significant effect on Regal's results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter. The seasonality of motion picture exhibition, however, has become less pronounced in recent years as studios have begun to release major motion pictures somewhat more evenly throughout the year.

     Competition. The motion picture exhibition industry is highly competitive, particularly with respect to licensing films, attracting patrons and finding new theatre sites. There are a number of well-established competitors. Many of Regal's competitors have been in existence significantly longer than Regal and may be better established in the markets where Regal's theatres are or may be located.

     Alternative motion picture exhibition delivery systems exist for the exhibition of filmed entertainment, including cable television, video cassettes and pay per view. An expansion of such delivery systems could have a material adverse effect upon Regal's business. See " Film Licensing" and " - Competition."

     Dependence on Senior Management. Regal's success depends upon the continued contributions of its senior management, including Michael L. Campbell, Chairman, President and Chief Executive Officer of the Company. The loss of the services of one or more of Regal's senior management could have a material adverse effect upon its business and development. Regal's loan agreement provides that Mr. Campbell or a successor reasonably acceptable to Regal's lenders must be employed as Chief Executive Officer. Regal has an employment agreement with Mr. Campbell.

     Volatility of Market Price. From time to time, there may be significant volatility in the market price for Regal common stock. Quarterly operating results of Regal or of other motion picture exhibitors, changes in general conditions in the economy, the financial markets or the motion picture industry, natural disasters or other developments affecting Regal or its competitors could cause the market price of the Regal common stock to fluctuate substantially. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance.

EXECUTIVE OFFICERS

     The following table sets forth certain information concerning the executive officers of the Company.

      Name                Age      Position
      ----                ---      --------
Michael L. Campbell        43      Chairman, President, Chief Executive Officer and Director
R. Neal Melton             37      Vice President Equipment and Purchasing, Secretary and
                                   Director
Gregory W. Dunn            37      Executive Vice President and Chief Operating Officer
Robert A. Engel, Jr.       44      Senior Vice President Film and Advertising
Lewis Frazer III           32      Executive Vice President, Chief Financial Officer and Treasurer
R. Keith Thompson          35      Senior Vice President, Real Estate and Development and
                                   Assistant Secretary
Susan Seagraves            40      Vice President and Corporate Controller

     Michael L. Campbell founded the Company in November 1989 and has served as Chairman of the Board, President and Chief Executive Officer since inception. Prior thereto, Mr. Campbell was the Chief Executive Officer of Premiere Cinemas Corporation ("Premiere"), which he co-founded in 1982, and served in such capacity until Premiere was sold in October 1989. Mr. Campbell serves on the Executive Committee of the Board of Directors of the National Association of Theatre Owners.

     R. Neal Melton has served as Vice President Equipment and Purchasing, Secretary and a director since 1990. Prior to joining the Company, Mr. Melton co-founded Premiere with Mr. Campbell and served as Senior Vice President, Secretary and a director of Premiere from 1982 through 1989.

     Gregory W. Dunn has served as Executive Vice President and Chief Operating Officer since 1995. From 1991 to 1995, Mr. Dunn was Vice President Marketing and Concessions. From 1989 to 1991, Mr. Dunn was the Purchasing and Operations Manager for Goodrich Quality Theaters, a Grand Rapids, Michigan based theatre chain. From 1986 to 1989, he was a film buyer for Tri-State Theatre Service, Inc.

     Robert A. Engel, Jr. has served as Senior Vice President Film and Advertising since 1990. From 1987 through 1989, Mr. Engel was Vice President of Operations at Premiere and from 1971 to 1987 he worked at Associated Theatres of Kentucky in various capacities, rising to Vice President of Operations and Film Buying.

     Lewis Frazer III is a certified public accountant and has served as Executive Vice President, Chief Financial Officer and Treasurer since February 1993. From May 1992 to February 1993, Mr. Frazer served as Controller. Prior to joining the Company, he served from 1990 to 1992 as Corporate Controller for Kel-San, Inc., an affiliate of Institutional Jobbers. From June 1986 to July 1990, Mr. Frazer was an auditor with Coopers & Lybrand. Mr. Frazer serves as a member of the CFO Committee of the National Association of Theatre Owners.

     R. Keith Thompson has served as Senior Vice President Real Estate and Development since February 1993. Prior thereto, he served as Vice President Finance since joining the Company in 1991. From June 1984 to July 1991, Mr. Thompson was a Vice President of Corporate Lending at PNC Commercial Corporation.

     Susan Seagraves has served as Vice President and Corporate Controller since January 1994 when she joined the Company. Ms. Seagraves is a certified public accountant, a certified management accountant and a fellow of health care management. From 1990 through 1993, Ms. Seagraves was an adjunct faculty member of Tusculum College and Bristol University and from 1988 to 1990 she served as Associate Executive Director of the Thompson Cancer Survival Center. From 1980 to 1988, Ms. Seagraves was in public accounting.

ITEM 2. PROPERTIES

     As of January 2, 1997, Regal operated 104 of its 156 theatres pursuant to lease agreements, owns the land and buildings for 37 theatres and operates pursuant to ground leases at 15 locations. Of the 156 theatres operated by Regal as of January 2, 1997, 114 were acquired as existing theatres and 42 have been developed by Regal.

     The majority of Regal's leased theatres are subject to lease agreements with original terms of 20 years or more and, in most cases, renewal options for up to an additional ten years. The renewal options generally provide for increased rent. These leases provide for minimum annual rentals. Under certain conditions, further rental payments may be based on a percentage of revenues above specified amounts. A significant majority of the leases are net leases, which require Regal to pay the cost of insurance, taxes and a portion of the lessor's operating costs.

     Regal's corporate office is located in approximately 40,000 square feet of space in Knoxville, Tennessee. The Company purchased the corporate office property in the second quarter of 1994.

ITEM 3. LEGAL PROCEEDINGS

     From time to time the Company is involved in routine litigation and proceedings in the ordinary course of business. Currently, the Company does not have pending any litigation or proceeding that will have a material adverse effect upon the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to a vote of the shareholders during the fourth quarter ended January 2, 1997.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS.

     The Company's Common Stock is listed on The Nasdaq Stock Market's National Market (the "Nasdaq National Market") under the symbol "REGL." The following table sets forth, for the calendar quarters indicated, the high and low prices for the Common Stock as reported by the Nasdaq National Market.

                                                        High*            Low*
                                                       ------           ------
1995

First Quarter.................................         $11.67           $ 7.55
Second Quarter ...............................          15.11            10.33
Third Quarter.................................          19.11            13.00
Fourth Quarter................................          19.17            16.00

1996

First Quarter.................................          25.34            17.83
Second Quarter ...............................          33.50            24.59
Third Quarter.................................          30.83            22.75
Fourth Quarter................................          34.25            23.50

-----------------------------
     *   Adjusted for a 50% stock dividend in December 1995 and September 1996.

     On March 14, 1997, the last reported sales price for the Company's Common Stock on the Nasdaq National Market was $29.75 per share. At March 14, 1997, there were approximately 350 holders of record of the Company's Common Stock and approximately 17,000 beneficial holders.

     The Company has not declared or paid a cash dividend on its Common Stock. It is the present policy of the Board of Directors to retain all earnings to support operations and to finance expansion. The Company is restricted from the payment of cash dividends without prior approval pursuant to its loan agreements.

     On September 13, 1996, Regal completed the purchase of assets consisting of eight theatres with 69 screens in California from an individual, George Krikorian and corporations controlled by him. The purchase price was approximately $14.0 million in cash and 703,241 shares of Regal common stock. The issuance was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, for a transaction not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below as of 1995 and 1996 and for each of the past three fiscal years ending in 1996 are derived from financial statements of the Company which have been audited by Coopers & Lybrand L.L.P., independent accountants. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Report.


(in thousands, except per share data)                         For the year and at year end
                                            ----------------------------------------------------------------
                                              1992         1993          1994          1995           1996
                                            --------     ---------     ---------     ---------     ---------
STATEMENT OF INCOME DATA:
Revenues                                    $ 98,710     $ 130,647     $ 170,908     $ 203,414     $ 269,836
Operating income                              10,178        15,354        20,856        34,905        51,247
Income before extraordinary items              6,691         7,055        10,280        18,551        30,025
Extraordinary items:

   Gain (loss) on extinguishment of debt        --             190        (1,752)         (448)         --
                                            --------     ---------     ---------     ---------     ---------
Net income                                  $  6,691     $   7,245     $   8,528     $  18,103     $  30,025

Dividends                                   $   (710)    $    (739)    $    (380)    $    (433)    $    (229)
                                            ========     =========     =========     =========     =========
Net income applicable to common stock       $  5,981     $   6,506     $   8,148     $  17,670     $  29,796
                                            ========     =========     =========     =========     =========
Earnings per common share before
  effects of extraordinary item:

      Primary                               $    .46     $     .32     $     .37     $     .64     $     .93

      Fully diluted                         $    .36     $     .29     $     .37     $     .63     $     .93

Earnings per common share:

  Primary                                   $    .46     $     .33     $     .31     $     .62     $     .93

  Fully diluted                             $    .36     $     .30     $     .30     $     .62     $     .93

Weighted average shares and
  equivalents outstanding:

      Primary                                 12,995        19,890        26,658        28,473        31,962

      Fully diluted                           18,444        22,890        26,831        28,644        32,054

BALANCE SHEET DATA (AT END OF PERIOD):

  Total assets                              $ 94,801     $ 119,111     $ 167,401     $ 246,881     $ 378,519

  Long-term obligations, including
      current maturities, and redeemable
      preferred stock                       $ 60,380     $  44,943     $  55,195     $ 108,342     $  51,000

  Total shareholders' equity                $ 23,524     $  27,300     $  85,283     $ 106,903     $ 283,721

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following analysis of the financial condition and results of operations of Regal Cinemas, Inc. ("Regal") and its wholly owned subsidiaries, Litchfield Theatres, Ltd. ("Litchfield"), Neighborhood Entertainment, Inc. ("Neighborhood") and Georgia State Theatres, Inc. ("GST") (collectively referred to as the "Company") should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Report. Regal consummated the acquisitions of Litchfield, Neighborhood, and GST on June 15, 1994, April 17, 1995, and May 30, 1996, respectively. These three acquisitions have been accounted for as poolings of interests.

BACKGROUND OF REGAL

     Regal has achieved significant growth in theatres and screens since its formation in November of 1989. Since inception through January 2, 1997, Regal acquired 114 theatres with 760 screens, developed 42 new theatres with 459 screens and added 68 new screens to acquired theatres. Theatres developed by Regal typically generate positive theatre level cash flow within the first three months following commencement of operation and reach a mature level of attendance within one to three years following commencement of operation. Regal does not defer any pre-opening costs associated with opening its theatres and expenses such costs in the periods incurred. Theatre closings have had no significant effect on the operations of Regal.

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

RESULTS OF OPERATIONS

     The Company's revenues are generated primarily from box office receipts and concession sales. Additional revenues are generated by electronic video games located adjacent to the lobbies of certain of the Company's theatres and by on-screen advertisements and revenues from the Company's three entertainment centers which are adjacent to theatre complexes. Direct theatre costs consist of film rental costs, costs of concessions and theatre operating expenses. Film rental costs are related to the popularity of a film and the length of time since the film's release and generally decline as a percentage of admission revenues the longer a film has been released. Because certain concession items, such as fountain drinks and popcorn, are purchased in bulk and not pre-packaged for individual servings, the Company is able to improve its margins by negotiating volume discounts. Theatre operating expenses consist primarily of theatre labor and occupancy costs. Future increases in minimum wage requirements or legislation requiring additional employer funding of health care, among other things, may increase theatre operating expenses as a percentage of total revenues.

     The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items reflected in the Company's consolidated statements of income.

                                                                Percentage of Total Revenues
                                                   -------------------------------------------------
                                                   December 29,       December 28         January 2,
                                                       1994              1995                1997
                                                   ------------       -----------         ----------
Revenues:
     Admissions                                        69.8%             69.0%               68.3%
     Concessions                                       28.4%             28.4%               28.2%
     Other                                              1.8%              2.6%                3.5%
                                                      -----             -----               -----
     Total Revenues                                   100.0%            100.0%              100.0%
Operating Expenses:
     Film rental and advertising costs                 38.8%             37.7%               37.6%
     Cost of concessions and other                      3.7%              3.5%                3.6%
     Theatre operating expenses                        33.5%             31.8%               30.2%
     General and administrative                         4.3%              3.8%                3.4%
     Depreciation and amortization                      4.6%              5.4%                5.6%
     Merger expenses                                    3.0%               .6%                 .6%
                                                      -----             -----               -----
         Total operating expenses                      87.9%             82.8%               81.0%
Other income (expense):
     Interest expense                                  (2.4%)            (2.5%)              (1.3%)
     Interest income                                    0.1%               .1%                 .2%
     Other                                              0.2%               .3%                 .5%
                                                      -----             -----               -----
     Income before taxes and  extraordinary item       10.0%             15.1%               18.4%
Provision  for income taxes                            (4.1%)            (6.1%)              (7.3%)
                                                      -----             -----               -----
     Income before extraordinary item                   5.9%              9.0%               11.1%
Extraordinary item:
     Loss on extinguishment of debt                    (1.0%)             (.2%)                -
NET INCOME                                              4.9%              8.8%               11.1%
                                                      =====             =====               =====

FISCAL YEARS ENDED JANUARY 2, 1997 AND DECEMBER 28, 1995

     Total Revenues. Total revenues increased in 1996 by 32.7% to $269.8 million from $203.4 million in 1995. This increase was due to a 22.8% increase in attendance attributable primarily to the net addition of 252 screens in 1996. Of the $66.4 million increase for 1996, $38.5 million was attributed to theatres previously operated by the Company, $11.5 million was attributed to theatres acquired by the Company, and $16.4 million was attributed to new theatres constructed by the Company. Average ticket prices increased 7.0% during the period, reflecting an increase in ticket prices and a greater proportion of larger market theatres in 1996 than in the same period in 1995. Average concession sales per customer increased 7.2% for the period, reflecting both an increase in consumption and, to a lesser extent, an increase in concession prices.

     Direct Theatre Costs. Direct theatre costs in 1996 increased by 29.6% to $192.6 million from $148.6 million in 1995. Direct theatre costs as a percentage of total revenues decreased to 71.4% in 1996 from 73.0% in 1995. The decrease of direct theatre costs as a percentage of total revenues was primarily attributable to better monitoring and control of costs at the Company's theatres, and, to a lesser extent, to a decrease in occupancy expense as a percentage of total revenues, reflecting a higher mix of owned versus leased properties.

     General and Administrative Expenses. General and administrative expenses increased in 1996 by 19.4% to $9.3 million from $7.8 million in 1995, representing administrative costs associated with the 1996 theatre openings and projects under construction. As a percentage of total revenues, general and administrative expenses decreased to 3.4% in 1996 from 3.8% in 1995.

     Depreciation and Amortization. Depreciation and amortization expense increased in 1996 by 37.4% to $15.0 million from $10.9 million in 1995. This increase was primarily the result of theatre property additions associated with the Company's expansion efforts.

     Operating Income. Operating income for 1996 increased by 46.8% to $51.2 million, or 19.0% of total revenues, from $34.9 million, or 17.2% of total revenues, in 1995. Before the $1.6 million and $1.2 million of nonrecurring merger expenses for 1996 and 1995, respectively, operating income was 19.6% and 17.8% of total revenues.

     Interest Expense. Interest expense decreased in 1996 by 30.1% to $3.5 million from $5.0 million in 1995. The decrease was primarily due to lower average borrowings outstanding.

     Income Taxes. The provision for income taxes increased in 1996 by 58.7% to $19.6 million from $12.3 million in 1995. The effective tax rate was 39.4% in 1996 as compared to 39.9% in 1995.

     Net Income. Net income in 1996 increased by 65.9% to $30.0 million from $18.1 million in 1995. Before nonrecurring merger expenses and extraordinary items, net income was $31.2 million and $19.6 million for 1996 and 1995, respectively, reflecting a 59.2% increase.

FISCAL YEARS ENDED DECEMBER 28, 1995 AND DECEMBER 29, 1994

     Total Revenues. Total revenues increased in 1995 by 19.0% to $203.4 million from $170.9 million in 1994. This increase was the result of a 9.9% increase in attendance attributable primarily to the net addition of 169 screens in 1995. Of the $32.5 million increase for 1995, $11.4 million was attributed to theatres previously operated by the Company, $7.1 million was attributed to theatres acquired by the Company, and $14.0 million was attributed to new theatres constructed by the Company. Average ticket prices increased 6.6% during the period, reflecting a smaller proportion of discount theatres in 1995 than in the same period in 1994 and, to a lesser degree, an increase in ticket prices. Average concession sales per customer increased 7.8% for the period, reflecting both an increase in consumption and, to a lesser extent, an increase in concession prices.

     Direct Theatre Costs. Direct theatre costs in 1995 increased by 14.6% to $148.6 million from $129.7 million in 1994. Direct theatre costs as a percentage of total revenues decreased to 73.0% in 1995 from 75.9% in 1994. The decrease of direct theatre costs as a percentage of total revenues was primarily attributable to better monitoring and control of costs at the Company's theatres, especially acquired theatres, and, to a lesser extent, to a decrease in occupancy expense as a percentage of total revenues, reflecting a higher mix of owned versus leased properties.

     General and Administrative Expenses. General and administrative expenses increased in 1995 by 6.1% to $7.8 million from $7.3 million in 1994, representing administrative costs associated with the 1995 theatre openings and projects under construction. As a percentage of total revenues, general and administrative expenses decreased to 3.8% in 1995 from 4.3% in 1994.

     Depreciation and Amortization. Depreciation and amortization expense increased in 1995 by 37.9% to $10.9 million from $7.9 million in 1994. This increase was primarily the result of theatre property additions associated with the Company's expansion efforts.

     Operating Income. Operating income for 1995 increased by 67.4% to $34.9 million, or 17.2% of total revenues, from $20.9 million, or 12.2% of total revenues, in 1994. Before the $1.2 million and $5.1 million of nonrecurring merger expenses for 1995 and 1994, respectively, operating income was 17.8% and 15.2% of total revenues.

     Interest Expense. Interest expense increased in 1995 by 19.5% to $5.0 million from $4.2 million in 1994. The increase was due to higher average borrowings outstanding net of capitalized interest totaling $1.2 million during 1995, relating to projects under construction.

     Income Taxes. The provision for income taxes increased in 1995 by 77.1% to $12.3 million from $7.0 million in 1994. The effective tax rate was 39.9% in 1995 as compared to 40.4% in 1994.

     Net Income. Net income in 1995 increased by 112.3% to $18.1 million from $8.5 million in 1994. Before nonrecurring merger expenses and extraordinary items, net income was $19.6 million and $13.9 million for 1995 and 1994, respectively, reflecting a 41.0% increase.

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

     The Company's capital requirements have arisen principally in connection with acquisitions of existing theatres, new theatre openings and the addition of screens to existing theatres and have been financed with borrowings under the Company's loan agreement, equity financings and internally generated cash. On September 30, 1996, the Company amended its $150 million revolving credit facility. The amendments to the loan agreement require that the indebtedness under the facility be amortized at a rate of $7.5 million per quarter commencing with the quarter ending September 30, 1999, and at a rate of $11.3 million per quarter commencing with the quarter ending September 30, 2001. The loan agreement requires the Company to comply with certain financial and other covenants, including maintaining a minimum net worth of not less than $230.0 million plus 50%of the Company's net income for each quarter commencing with the quarter ending June 27, 1996. On January 2, 1997, $51.0 million was outstanding under the Company's loan agreement.

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

     At January 2, 1997, the Company had 156 multi-screen theatres with an aggregate of 1,287 screens. At such date, the Company had 14 new theatres with 196 new screens and 6 new screens at one existing location under construction. The Company anticipates that its capital expenditures over the next twelve months will approximate $125 - $150 million. The Company believes that its capital needs for completion of theatre construction and development for at least the next 12 to 18 months will be satisfied by available credit under the loan agreement, as amended, internally generated cash flow and available cash and equivalents.

NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the FASB issued Statement of Accounting Standards No. 128, Earnings Per Share (EPS). The Statement simplifies the standards for computing earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. Additionally, the Statement requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the diluted EPS calculation. The Company plans to adopt the provisions of the Statement 128 in fiscal year 1997 and the impact on the Company's financial statements has not been determined.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

         Report of Independent Accountants

         Consolidated Balance Sheets at December 28, 1995 and January 2, 1997

         Consolidated Statements of Income for the years ended December 29, 1994, December 28, 1995 and January 2, 1997

         Consolidated Statements of Changes in Shareholders' Equity for the years ended December 29, 1994, December 28, 1995 and January 2, 1997

         Consolidated Statements of Cash Flows for the years ended December 29,
                  1994, December 28, 1995 and January 2, 1997

         Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors
Regal Cinemas, Inc.

We have audited the accompanying consolidated balance sheets of Regal Cinemas, Inc. and Subsidiaries (the Company) as of December 28, 1995 and January 2, 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended January 2, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to certain acquisitions, including Neighborhood Entertainment, Inc., which have been accounted for as poolings of interests as described in Note 1 to the consolidated financial statements. We did not audit the financial statements of Neighborhood Entertainment, Inc. for 1994, which statements reflect total revenues constituting 14% in 1994, of the related consolidated totals. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Neighborhood Entertainment, Inc. is based solely on the report of the other auditor.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditor provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regal Cinemas, Inc. and Subsidiaries as of December 28, 1995 and January 2, 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 2, 1997, in conformity with generally accepted accounting principles.

                                               Coopers & Lybrand L.L.P.

Knoxville, Tennessee
February 6, 1997

                         Report of Independent Auditors


Stockholders and Board of Directors
Neighborhood Entertainment, Inc.

We have audited the balance sheets of Neighborhood Entertainment, Inc. as of December 31, 1994 and 1993, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neighborhood Entertainment, Inc. at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 6 to the financial statements, in 1993 the Company changed its method of accounting for income taxes.


                                            ERNST & YOUNG LLP




Richmond, Virginia
March 21, 1995

REGAL CINEMAS, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                     ASSETS

                                                                           DECEMBER 28,       JANUARY 2,
                                                                              1995              1997
                                                                           ------------      -----------
Current assets:
   Cash and equivalents                                                         5,775            14,778
   Accounts receivable                                                            927             2,285
   Inventories                                                                    875             1,240
   Prepaids and other current assets                                            3,039             3,030
   Refundable income taxes                                                      2,493             2,773
   Deferred income taxes                                                          122              --
                                                                            ---------         ---------
   Total current assets                                                        13,231            24,106
                                                                            ---------         ---------

Property and equipment
   Land                                                                        25,200            32,550
   Buildings and leasehold improvements                                       133,590           207,412
   Equipment                                                                   83,523           111,358
   Construction in progress                                                    22,391            34,247
                                                                            ---------         ---------
                                                                              264,704           385,567

   Accumulated depreciation and amortization                                  (40,995)          (54,343)
                                                                            ---------         ---------
       Total property and equipment, net                                      223,709           331,224

Goodwill, net                                                                   8,667            22,144
Other assets                                                                    1,274             1,045
                                                                            ---------         ---------
       Total assets                                                         $ 246,881         $ 378,519
                                                                            =========         =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                     $  13,254         $    --
   Accounts payable                                                            16,684            26,011
   Accrued expenses                                                             5,956             6,202
                                                                            ---------         ---------
       Total current liabilities                                               35,894            32,213
                                                                            ---------         ---------

Long-term debt, less current maturities                                        95,088            51,000
Other liabilities                                                               3,542             3,420
Deferred income taxes                                                           5,454             8,165
                                                                            ---------         ---------
       Total liabilities                                                      139,978            94,798
                                                                            ---------         ---------

Commitments (Note 4)

Shareholders' equity:

Preferred stock, no par; 1,000,000 shares authorized, none issued                --                --
Common stock, no par; 50,000,000 shares authorized; 27,666,192
   issued and outstanding in 1995; 33,139,733 issued and outstanding           74,484           221,506
   in 1997
   Retained earnings                                                           32,419            62,215
                                                                            ---------         ---------
       Total shareholders' equity                                             106,903           283,721
                                                                            ---------         ---------
       Total liabilities and shareholders' equity                           $ 246,881         $ 378,519
                                                                            =========         =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

REGAL CINEMAS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                                       YEAR ENDED
                                                                     -----------------------------------------------
                                                                     DECEMBER 29,      DECEMBER 28,       JANUARY 2,
                                                                         1994             1995               1997
                                                                     ------------      ------------       ----------
Revenues:
    Admissions                                                        $ 119,294         $ 140,198         $ 184,300
    Concessions                                                          48,547            57,840            76,117
    Other operating revenues                                              3,067             5,376             9,419
                                                                      ---------         ---------         ---------
        Total revenues                                                  170,908           203,414           269,836

Operating expenses:
    Film rental and advertising costs                                    66,298            76,598           101,357
    Cost of concessions and other                                         6,314             7,147             9,685
    Theatre operating expenses                                           57,096            64,813            81,599
    General and administrative expenses                                   7,314             7,760             9,267
    Depreciation and amortization                                         7,936            10,945            15,042
    Merger expenses                                                       5,094             1,246             1,639
                                                                      ---------         ---------         ---------
        Total operating expenses                                        150,052           168,509           218,589
                                                                      ---------         ---------         ---------

Operating income                                                         20,856            34,905            51,247
                                                                      ---------         ---------         ---------

Other income (expense):
    Interest expense                                                     (4,175)           (4,989)           (3,489)
    Interest income                                                         206               293               567
    Other                                                                   349               664             1,250
                                                                      ---------         ---------         ---------

Income before income taxes and extraordinary item                        17,236            30,873            49,575
Provision for income taxes                                               (6,956)          (12,322)          (19,550)
                                                                      ---------         ---------         ---------

Income before extraordinary item                                         10,280            18,551            30,025

Extraordinary item:

    Loss on extinguishment of debt, net of applicable taxes              (1,752)             (448)             --
                                                                      ---------         ---------         ---------

Net income                                                                8,528            18,103            30,025
                                                                      ---------         ---------         ---------
GST and NEI dividends                                                      (380)             (433)             (229)
                                                                      ---------         ---------         ---------

Net income applicable to common stock                                 $   8,148         $  17,670         $  29,796
                                                                      =========         =========         =========

Earnings per common share before effect of extraordinary item:
    Primary                                                           $     .37         $     .64         $     .93
    Fully diluted                                                           .37               .63               .93

Extraordinary item:
    Primary                                                                (.06)             (.02)             --
    Fully diluted                                                          (.07)             (.01)             --

Earnings per common share:
    Primary                                                           $     .31         $     .62         $     .93
                                                                      =========         =========         =========
    Fully diluted                                                     $     .30         $     .62         $     .93
                                                                      =========         =========         =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

REGAL CINEMAS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                                        RETAINED
                                                                        COMMON          EARNINGS
                                                                        STOCK           (DEFICIT)           TOTAL
                                                                      ---------         ---------         ---------
Balances at December 30, 1993                                         $  49,212         $   6,742         $  55,954
   Payment of GST and Neighborhood dividends                               --                (380)             (380)
   Issuance of 2,038,500 shares of common stock, net of                  20,139              --              20,139
       offering costs
   Accretion and proceeds from exercise of Litchfield stock               1,041              (141)              900
       purchase warrants prior to merger
   Issuance of 67,373 shares upon exercise of stock options                  33              --                  33
       and restricted stock awards
   Stock option amortization                                                109              --                 109
   Net income                                                              --               8,528             8,528
                                                                      ---------         ---------         ---------
Balances at December 29, 1994                                            70,534            14,749             5,283
   Payment of GST dividends                                                --                (433)             (433)
   Issuance of 241,313 shares of common stock                             2,426              --               2,426
   Issuance of 194,142 shares upon exercise of stock options                407              --                 407
       and restricted stock awards
   Issuance of Neighborhood Entertainment, Inc. stock prior                 150              --                 150
       to merger
   Income tax benefits related to exercised stock options                   817              --                 817
   Stock option amortization                                                150              --                 150
   Net income                                                              --              18,103            18,103
                                                                      ---------         ---------         ---------
Balances at December 28, 1995                                            74,484            32,419           106,903
   Payment of GST dividends                                                --                (229)             (229)
   Issuance of 5,015,741 shares of common stock, net of                 140,651              --             140,651
       offering costs
   Issuance of 457,902 shares upon exercise of stock options              1,177              --               1,177
       and restricted stock awards
   Income tax benefits related to exercised stock options                 5,017              --               5,017
   Stock option amortization                                                177              --                 177
   Net income                                                              --              30,025            30,025
                                                                      ---------         ---------         ---------
Balances at January 2, 1997                                           $ 221,506         $  62,215         $ 283,721
                                                                      =========         =========         =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

REGAL CINEMAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)

                                                                                      YEARS ENDED
                                                                     -----------------------------------------------
                                                                     DECEMBER 29,      DECEMBER 28,       JANUARY 2,
                                                                         1994              1995              1997
                                                                     ------------      ------------      -----------
Cash flows from operating activities:
Net income                                                            $   8,528         $  18,103         $  30,025
Adjustments to reconcile net income to net cash
   provided by operating activities:
       Depreciation and amortization                                      7,936            11,049            15,042
       Loss on extinguishment of debt                                     1,752               448              --
       Deferred income taxes                                                987             4,009             2,832
       Deferred compensation and rent                                        71              (247)             (121)
       Changes in operating assets and liabilities:
          Accounts receivable                                              (840)              525            (1,358)
          Current taxes receivable                                         (842)           (1,037)            4,737
          Inventories                                                       (77)             (215)             (365)
          Prepaids and other current assets                                (403)             (527)                9
          Accounts payable                                                5,128             2,850             9,327
          Accrued expenses and other liabilities                          2,838            (1,798)              517
          Income taxes payable                                               39                84              --
                                                                      ---------         ---------         ---------
             Net cash provided by operating activities                   25,117            33,244            60,645

Cash flows from investing activities:
    Capital expenditures                                                (60,198)          (80,502)         (114,334)
    Investment in goodwill and other assets                              (1,586)           (7,091)           (7,396)

    Net cash used in investing activities                               (61,784)          (87,593)         (121,730)

Cash flows from financing activities:
    Dividends paid                                                         (282)             (332)             (500)
    Net proceeds from issuance of stock                                  20,139              --             126,763
    Borrowings under long-term debt                                      56,140            64,332            76,500
    Payments on long-term debt                                          (45,933)          (10,248)         (133,842)
    Debt issuance costs                                                    (854)             (257)              (10)
    Exercise of warrants and options                                        933               557             1,177
    Redemption of preferred stock                                          --              (1,150)             --
                                                                      ---------         ---------         ---------
      Net cash provided by financing activities                          30,143            52,902            70,088

Net increase (decrease) in cash and equivalents                          (6,524)           (1,447)            9,003
Cash and equivalents at beginning of period                              13,746             7,222             5,775
                                                                      ---------         ---------         ---------
Cash and equivalents at end of period                                 $   7,222         $   5,775         $  14,778
                                                                      =========         =========         =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

  REGAL CINEMAS, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1. THE COMPANY AND BASIS OF PRESENTATION

     Regal Cinemas, Inc. (Regal) and its wholly owned subsidiaries, Litchfield Theatres, Ltd. (Litchfield), Neighborhood Entertainment Inc. (Neighborhood), and Georgia State Theatres, Inc. (GST), collectively referred to as the "Company" operate multi-screen motion picture theatres principally throughout the eastern United States. The Company formally operates on a fiscal year ending on the Thursday closest to December 31.

     On June 15, 1994, Regal issued 8,706,068 shares of its common stock for all of the outstanding common stock of Litchfield. On April 17, 1995, Regal issued 814,755 shares of its common stock for all of the outstanding common stock of Neighborhood. On May 30, 1996, Regal issued 1,410,213 shares of its common stock for all of the outstanding common stock of GST. The mergers have been accounted for as poolings of interests and, accordingly, these consolidated financial statements have been restated for all periods to include the results of operations and financial positions of Litchfield, Neighborhood and GST.

     Separate results of the combining entities for the years ended 1994, 1995 and 1996, are as follows:


     (in thousands)                                             1994          1995           1996
                                                              ---------     ---------     ---------
     Revenues:

     Regal                                                    $ 117,700     $ 184,958     $ 265,127
        Litchfield (through June 30 for 1994)                    17,991          --            --
        Neighborhood (through April 27 for 1995)                 23,974         5,135          --
        GST (through May 30 for 1996)                            11,243        13,321         4,709
                                                              ---------     ---------     ---------
                                                              $ 170,908     $ 203,414     $ 269,836
                                                              =========     =========     =========
     Net income (loss):
        Regal                                                 $  10,501     $  19,061     $  29,935
        Litchfield (through June 30 for 1994)                    (3,522)         --            --
        Neighborhood (through April 27 for 1995)                    889        (1,824)         --
        GST (through May 30 for 1996)                               660           866            90
                                                              ---------     ---------     ---------
                                                              $   8,528     $  18,103     $  30,025
                                                              =========     =========     =========

     The net loss for Litchfield for the six months ended June 30, 1994, and the net loss for Neighborhood for the four months ended April 27, 1995, reflect approximately $3,203,000 and $1,219,000, respectively, of expenses (net of applicable income taxes) associated with the mergers, principally legal and accounting fees, severance and benefit related costs and other costs of consolidating.

 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Regal and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated from the consolidated financial statements.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Repairs and maintenance are charged to expense as incurred. Gains and losses from disposition of property and equipment are included in income and expense when realized. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets. The Company evaluates the carrying value of property and equipment and intangibles for impairment losses by analyzing the operating performance and future cash flows for each theatre. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value.

     CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At December 28, 1995 and January 2, 1997, the Company held approximately $3,850,000 and $12,916,000, respectively, in temporary cash investments (valued at cost, which approximates market) in the form of certificates of deposit and variable rate investment accounts with major financial institutions.

     INCOME TAXES - Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     INVENTORIES - Inventories consist of concession products and theatre supplies and are stated on the basis of first-in, first-out (FIFO) cost, which is not in excess of net realizable value.

     DEBT ACQUISITION AND LEASE COSTS (INCLUDED IN OTHER ASSETS) - Debt acquisition and lease costs are deferred and amortized over the terms of the related agreements.

     DEFERRED RENT (INCLUDED IN OTHER LIABILITIES) - Rent expense is recognized on a straight-line basis after considering the effect of rent escalation provisions and rent holidays for newly opened theatres resulting in a level monthly rent expense for each lease over its term.

     DEFERRED REVENUE (INCLUDED IN OTHER LIABILITIES) - Deferred revenue relates primarily to vendor rebates. Rebates are recognized as a reduction of costs of concessions as earned.

     INTEREST RATE SWAPS - Interest rate swaps are entered into as a hedge against interest exposure of variable rate debt. The differences to be paid or received on swaps are included in interest expense. The fair value of the Company's interest rate swap agreements is based on dealer quotes. These values represent the amounts the Company would receive or pay to terminate the agreements taking into consideration current interest rates.

     ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Unless indicated otherwise, the fair value of the Company's financial instruments approximates carrying value.

     3.   ACQUISITIONS

     In addition to the Litchfield, Neighborhood and GST mergers described in
     Note 1, the Company completed the purchase of substantially all of the assets of three companies which held four theatres with 40 screens in April 1995. The purchase price of the acquisition was approximately $14.3 million cash and other consideration and 241,313 shares of Regal common stock. Also, in September 1996, Regal completed the purchase of assets consisting of eight theatres with 69 screens from an individual, George Krikorian, and corporations controlled by him (collectively, "Krikorian") for consideration of 703,241 shares of Regal common stock and approximately $14.0 million cash.

     These transactions have been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated at fair value to the separately identifiable assets (principally property, equipment, and leasehold improvements) of the respective theatre locations, with the remaining balance allocated to goodwill, which is being amortized on a straight line basis generally over twenty to thirty years. The results of operations of these theatre locations have been included in the financial statements for the periods subsequent to the acquisition date.

     The following unaudited pro forma results of operations for all periods presented assume the individual acquisitions occurred as of the beginning of the respective periods after giving effect to certain adjustments, including depreciation, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future.

     (in thousands of dollars, except per share data)

     1995 ACQUISITION:                                   1994           1995
        Revenues                                       $183,082       $205,241
        Operating income                                 22,840         35,119
        Income before extraordinary item                 11,470         18,509
        Net income applicable to common stock             8,421         17,628
        Earnings per common share:

           Primary                                     $    .31      $     .62
                                                       ========      =========
           Fully diluted                               $    .31      $     .62
                                                       ========      =========

1996 ACQUISITION:                                        1995           1996

        Revenues                                       $224,216       $277,241
        Operating income                                 36,029         51,331
        Income before extraordinary item                 31,997         49,659
        Net income applicable to common stock            18,794         29,880
        Earnings per common share:

           Primary                                     $    .66      $     .93
                                                       ========      =========
           Fully diluted                               $    .66      $     .93
                                                       ========      =========

 4.  LEASES

     Leases entered into by the Company, principally for theatres, are accounted for as operating leases. The Company, at its option, can renew a substantial portion of the leases at defined or then fair rental rates for various periods. Minimum rentals payable under all noncancelable operating leases with terms in excess of one year as of January 2, 1997, are summarized for the following fiscal years:

     (in thousands)

                1997                                     $26,937
                1998                                      26,629
                1999                                      26,684
                2000                                      25,961
                2001                                      25,722
                Thereafter                               274,367

     Rent expense under such operating leases was $17,702,000, $18,659,000 and $24,927,000 for fiscal years 1994, 1995 and 1996, respectively.

 5.  LONG-TERM DEBT

     Long-term debt at December 28, 1995 and January 2, 1997, consists of the following:

                                                                  DECEMBER 28,    JANUARY 2,
                                                                     1995            1997
                                                                  ------------    ----------
                                                                         (IN THOUSANDS)
     $150,000,000 senior reducing revolving credit facility
     which expires on June 30, 2003, with interest payable
     quarterly, at LIBOR (5.6% at January 2, 1997) plus .4%.
     Draw capability will expire on June 30, 1999. Repayment
     of the outstanding balance on the credit facility will begin
     September 30, 1999, and consist of 5% of the outstanding
     balance on a quarterly basis through June 30, 2001.
     Thereafter, payments will be 7.5% of the outstanding
     balance quarterly through June 30, 2003.                     $    92,450     $   51,000

     Other obligations, extinguished in 1996                           15,892           --
                                                                  -----------     ----------
                                                                      108,342         51,000
     Less current maturities                                          (13,254)          --
                                                                  -----------     ----------
                                                                  $    95,088     $   51,000
                                                                  ===========     ==========

     Regal's credit facility contains various restrictive covenants which require Regal to maintain certain financial ratios. During 1996, the Company amended its Loan Agreement to decrease the interest rate, extend the maturity of the facility to June 30, 2003, and modify certain financial covenants.

     Upon consummation of the Litchfield and Neighborhood mergers, Regal refinanced all existing debt of the respective acquired companies, recognizing losses on extinguishments of debt (net of applicable income taxes) of $1,752,000 in 1994 and $448,000 in 1995. Such losses are reported as extraordinary items in the accompanying consolidated statements of income.

     The Company's debt at January 2, 1997, is scheduled to mature as follows:

     (in thousands)

                       1997                           $   --
                       1998                               --
                       1999                              5,100
                       2000                             10,200
                       2001                             10,200
                       Thereafter                       25,500
                                                      --------
                          Total                       $ 51,000
                                                      ========

     In March 1995, Regal entered into a seven-year interest rate swap agreement for the management of interest rate exposure. At January 2, 1997, the agreement had effectively converted $20 million of LIBOR floating rate debt under the reducing revolving credit facility to a 7.32% fixed rate obligation. Regal continually monitors its position and the credit rating of the interest swap counterparty. The fair value of the interest swap agreement was $(709,000) at January 2, 1997.

 6.  COMMON AND PREFERRED STOCK

     COMMON STOCK - Regal's common shares authorized, issued and outstanding throughout the financial statements and notes reflect the retroactive effect of stock issued in connection with the pooling transactions described in Note 1 and the authorization of additional shares and the effect of the three 3-for-2 stock splits authorized on November 14, 1994, December 13, 1995 and September 16, 1996, respectively.

     PREFERRED STOCK - The Company currently has 1,000,000 shares of preferred stock authorized with none issued. The Company may issue the preferred shares from time to time in such series having such designated preferences and rights, qualifications and limitations as the Board of Directors may determine.

     STOCK OPTIONS - The Company has three employee stock option plans under which 3,929,064 options are authorized and reserved. The options vest over three-to-five year periods and expire ten years after the respective grant dates. Options to purchase 56,330 shares of the Company's common stock are exercisable as of January 2, 1997. Activity within the plans is summarized as follows:

                                                                  WEIGHTED
                                                                   AVERAGE
                                                      SHARES    EXERCISE PRICE
                                                    ---------   --------------
     Under option at December 30, 1993              1,227,242       $ 2.71
     Options granted in 1994                          792,706       $ 9.78
                                                    ---------
     Options exercised in 1994                        (26,867)      $ 1.21
                                                    ---------

     Under option at December 29, 1994              1,993,081       $ 5.54
     Options granted in 1995                          808,875       $14.16
     Options exercised in 1995                       (174,709)      $ 2.09
     Options canceled in 1995                         (29,524)      $ 2.37
                                                    ---------

     Under option at December 28, 1995              2,597,723       $ 8.49
     Options granted in 1996                          952,750       $25.06
     Options exercised in 1996                       (370,915)      $ 2.86
                                                    ---------

     Under option at January 2, 1997                3,179,558       $14.11

     In addition, the Company has the 1993 Outside Directors' Stock Option Plan (the "1993 Directors' Plan"). Directors' stock options for the purchase of 20,250 shares of common stock at an exercise price of $8.30, 20,250 shares at an exercise price of $12.33, and 20,250 shares at an exercise price of $29.59 were granted during 1994, 1995 and 1996, respectively. The exercise price of all options granted under the 1993 Directors' Plan vest over 3 years and expire 10 years after the respective grant dates.

     Warrants to purchase 158,455 shares of common stock at an exercise price of $1.21 per share expire in 1998. The Company has reserved a sufficient number of shares of common stock for issuance pursuant to the authorized options and warrants.

     The Company makes awards of restricted stock under its employee stock plans as part of certain employees' incentive compensation. In general, the restrictions lapse in the year following grant. Restricted stock awards totaled 72,087 shares, 25,517 shares and 7,500 shares pursuant to 1994, 1995 and 1996 bonus awards, respectively.

     Regal has elected to continue following Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock option plans and its outside directors' plan rather than the alternative fair value accounting provided for under FASB Statement 123, Accounting for Stock-Based Compensation (Statement 123). Under APB 25, because the exercise price of the Company's employee and director stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the accompanying financial statements.

     Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company has accounted for its stock options under the fair value method of that Statement. The fair value for the employee and directors options granted during fiscal years 1995 and 1996, was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates ranging from 5.9% to 6.6% for 1995 grants and 6.0% to 6.9% for 1996 grants; volatility factors of the expected market price of the Company's common stock of 32.8% and a weighted average expected life of 5 years for employee options and 7 years for outside director options. Additionally, the weighted average grant date fair value of options granted in fiscal years 1995 and 1996 was $5.67 and $10.34 per share, respectively.

     As of January 2, 1997, Regal has 632,432, 792,705, 808,875, and 945,546
     shares under option with exercise prices ranging from $1.21 - $3.86, $9.78
     - $10.08, $12.34 - $17.06 and $22.00 - $29.75, respectively.

     The option valuation model used by the Company was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee and director options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair values of its stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The pro forma results do not purport to indicate the effects on reported net income for recognizing compensation expense which are expected to occur in future years. The Company's pro forma information for all 1995 and 1996 option grants follows:

     (in thousands, except per share data):


                                                             1995        1996
     Pro forma net income

                                                           $ 17,874     $ 28,889
                                                           ========     ========
     Pro forma earnings per share:
     Primary                                               $    .61     $    .90
                                                           ========     ========
     Fully diluted                                         $    .61     $    .89
                                                           ========     ========

 7.  INCOME TAXES

     Deferred income taxes reflect the impact of temporary differences between amounts recorded for assets and liabilities for financial reporting purposes and amounts utilized for measurement in accordance with tax laws. The tax effects of the temporary differences giving rise to the Company's net deferred tax liability are as follows:

     (in thousands)

                                                     1995             1996
                                                  ----------      -----------
     Assets:
        Accrued rent                              $    1,145      $       724
        Alternative minimum tax credits                  327              266
        Accrued expenses                                 499              319
        State income taxes                               348              531
                                                  ----------      -----------
                                                       2,319            1,840
                                                  ----------      -----------
     Liabilities:
        Property and equipment                         7,494            9,937
        Other                                            157               68
                                                       7,651           10,005
                                                  ----------      -----------
     Net deferred tax liability                   $   (5,332)     $    (8,165)
                                                  ==========      ===========

     The 1994, 1995 and 1996 provisions for income taxes before extraordinary items (see Note 5) consist of the following:

     (in thousands)

                                                              1994            1995             1996
                                                           ----------     -----------      ------------
     Current                                               $    5,969     $     8,391      $     16,718
     Deferred                                                   1,235           4,009             2,832

     Decrease in deferred income tax valuation allowance         (248)            (78)                -
                                                           ----------     -----------      ------------
                                                           $    6,956     $    12,322      $     19,550
                                                           ==========     ===========      ============

     A reconciliation of the Company's income tax provision to taxes computed by applying the statutory Federal rate of 34% for 1994, 35% for 1995 and 1996, to pretax financial reporting income before extraordinary items is as follows:

     (in thousands)

                                                               1994          1995              1996
                                                            ----------    -----------      ------------
     Tax at statutory Federal rate                          $    5,860    $    10,805      $     17,351
     State income taxes, net of Federal benefit                    844          1,111             1,968
     Decrease in deferred income tax valuation allowance          (248)           (78)                -
     Nondeductible merger expenses and other                       500            484               231
                                                            ----------    -----------      ------------
                                                            $    6,956    $    12,322      $     19,550
                                                            ==========    ===========      ============

     At January 2, 1997, Neighborhood had approximately $266,000 alternative minimum tax credit carryforwards available to reduce its future income tax liabilities. Under current Federal income tax law, the alternative minimum tax credit carryforwards have no expiration date.

 8.  RELATED PARTY TRANSACTIONS

     Prior to May 1996, Regal obtained film licenses through an independent film booking agency owned by a director of the Company. Additionally, this director provides consulting services to the Company. The Company paid $590,000, $626,000 and $655,000 in 1994, 1995 and 1996, respectively, for booking fees and consulting services.

     Regal paid $635,000, $626,000 and $952,000 in 1994, 1995 and 1996, respectively, for legal services provided by a law firm, a member of which serves as a director of the Company.

 9.  CASH FLOW INFORMATION

     (in thousands)

                                                              FISCAL YEARS ENDED
                                                --------------------------------------------------
                                                DECEMBER 29,     DECEMBER 28,          JANUARY 2,
                                                   1994              1995                1997
                                                -----------      ------------       --------------
     Supplemental information on cash flows:
        Interest paid                           $     4,242      $      6,330       $        5,171
           Less:  Interest capitalized                 (383)           (1,228)              (1,682)
                                                -----------      ------------       --------------
        Interest paid, net                      $     3,859      $      5,102       $        3,489
                                                ===========      ============       ==============
        Income taxes paid, net of
           Neighborhood refunds                 $     4,541      $      9,926       $       11,318
                                                ===========      ============       ==============

     Noncash transactions:

          1994:

            -  Regal assumed certain obligations totaling approximately
               $500,000 as additional consideration for certain assets purchased from National Theatre Holdings Corp.

          1995:

            - Regal issued 241,313 shares of Regal common stock valued at approximately $2,426,000 as additional consideration for assets purchased from three companies (see Note 3).

            - Regal received income tax benefits relating to exercised stock options totaling $817,000.

          1996:

            - Regal issued 703,241 shares of Regal common stock as additional consideration for assets purchased from an individual, and corporations controlled by him (see Note 3). The value of the common stock issued in the 1996 acquisition of approximately $14,100,000 was allocated to property and equipment and goodwill.

            - Regal received income tax benefits relating to exercised stock options totaling $5,017,000.

10.  EMPLOYEE BENEFIT PLANS

     The Company sponsors an employee benefit plan under section 401(k) of the Internal Revenue Code for the benefit of substantially all full-time employees. The Company made discretionary contributions of approximately $37,000 and $117,000 to the plans in 1995 and 1996, respectively. All full-time employees are eligible to participate in the plan upon completion of twelve months of employment with 1,000 or more hours of service, subject to a minimum age of 21.

11.  EARNINGS PER SHARE

     Primary earnings per share have been computed by dividing net income applicable to common stock (net income less dividend requirements for preferred stock) by the weighted average number of common and common equivalent shares outstanding during each period. Shares issued in connection with the Litchfield, Neighborhood and GST mergers have been included in shares outstanding for all periods presented. Common equivalent shares relating to options issued during the 12-month period preceding the initial public offering have been calculated using the treasury stock method assuming that the options were outstanding during each period presented and that the fair value of the Company's common stock during each period was equal to the initial public offering price. Common equivalent shares relating to options issued subsequent to the initial public offering have been calculated using the treasury stock method for the portion of each period for which the options were outstanding and using the fair value of the company's common stock for each of the respective periods. All per share data has also been adjusted to give effect to the November 1994, December 1995 and September 1996, respectively, common stock splits. After giving effect to the items described above, primary earnings per common share have been computed based on the assumed weighted average number of common and common equivalent shares outstanding in each period ((in thousands) 26,658 shares in 1994; 28,473 shares in 1995; and 31,962 shares in 1996). Fully diluted earnings per common share utilizes net income before preferred dividends based on the assumed weighted average number of common and common equivalent shares outstanding in each period ((in thousands) 26,831 shares in 1994; 28,644 shares in 1995; and 32,054 shares in 1996).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Proxy Statement issued in connection with the Annual Shareholders Meeting to be held on May 1, 1997 contains under the caption "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" information required by Item 10 of Form 10-K as to directors and certain executive officers of the Company and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption "Executive Officers."

ITEM 11.   EXECUTIVE COMPENSATION

     The Proxy Statement issued in connection with the Annual Shareholders Meeting to be held on May 1, 1997 contains under the caption "Executive Compensation" information required by Item 11 of Form 10-K and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Proxy Statement issued in connection with the Annual Shareholders Meeting to be held on May 1, 1997 contains under the caption "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" information required by Item 12 of Form 10-K and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Proxy Statement issued in connection with the Annual Shareholders Meeting to be held on May 1, 1997 contains under the caption "Certain Relationships and Related Transactions" information required by Item 13 of Form 10-K and is incorporated herein by reference.

'


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)   1. Financial Statements:

         The following Financial Statements of Regal Cinemas, Inc. are included in Part II, Item 8.

      Reports of Independent Accountants

      Consolidated Balance Sheets at December 28, 1995 and January 2, 1997.

      Consolidated Statements of Income for the years ended December 29, 1994,
         December 28, 1995 and January 2, 1997.

      Consolidated Statements of Changes in Shareholders' Equity for the years ended December 29, 1994, December 28, 1995 and January 2, 1997.

      Consolidated Statements of Cash Flows for the years ended December 29,
         1994, December 28, 1995 and January 2, 1997.

      Notes to Consolidated Financial Statements

      2. Financial Statement Schedules - Not applicable.

      3. Exhibits:

        Exhibit
        Number                                            Description
        -------                                           -----------
         3.1*         --   Restated Charter of Registrant.
         3.2*         --   Restated Bylaws of Registrant.
         4.1*         --   Specimen Common Stock certificate.
         4.2*         --   Article 5 of the Registrant's Restated Charter (included in Exhibit 3.1).
         10.1*        --   Warrant Certificate dated April 26, 1990.
         10.2*        --   Form of Warrant Certificate executed January 11, 1991.
         10.3*        --   Amended and Restated Loan Agreement dated April 20, 1992, as amended by the first and second amendments thereto.
         10.4*        --   Amended and Restated Subordinated Agreement dated April 20, 1994.
         10.5*        --   Acquisition Agreement by and between Mallers & Spirou Enterprises, Inc. and Regal
                           Cinemas, Inc. dated March 31, 1993.
         10.6*        --   Form of Indemnification Agreement.
         10.7*        --   Amended and Restated Warrant Certificate replacing Warrant Certificate dated April 26,
                           1990.
         10.8*        --   Form of Amended and Restated Warrant Certificate replacing Warrant Certificates dated
                           January 11, 1991.
         10.9*        --   Amended and Restated Loan Agreement dated July 6, 1993, as amended (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended July 1,
                           1993 as filed with the Securities and Exchange Commission on August 13, 1993 and as
                           amended, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994, as filed with the Securities and Exchange Commission on
                           August 15, 1994).
         10.10**      --   Acquisition Agreement by and between Regal Cinemas, Inc. and National Theatre
                           Holdings Corp. dated January 24, 1994.
         10.11**      --   Agreement and Plan of Merger by and among Regal Cinemas, Inc., Regal Acquisition
                           Corporation and Litchfield Theatres, Ltd. dated March 4, 1994.
         10.12***     --   Agreement and Plan of Merger dated January 13, 1995 between Regal and Neighborhood
                           Entertainment, Inc.

                                       36

         10.13****    --   Third Amendment to Second Amended and Restated Loan Agreement dated March
                           31, 1995, together with a related Guaranty Agreement and Stock
                           Pledge Agreement.
         10.14        --   Fourth Amendment to Second Amended and Restated Loan Agreement dated November
                           30, 1995.
         10.15        --   Fifth Amendment to Second Amended and Restated Loan Agreement dated May 31, 1996.
         10.16        --   Sixth Amendment to Second Amended and Restated Loan Agreement dated September 30,
                           1996.

                              MANAGEMENT CONTRACT OR COMPENSATORY PLAN

         10.17*       --   1993 Employee Stock Incentive Plan.
         10.18*       --   1993 Outside Directors' Stock Option Plan.
         10.19*       --   Regal Cinemas, Inc. Participant Stock Option Plan.
         10.20*       --   Regal Cinemas, Inc. Employee Stock Option Plan.
         10.21*       --   Agreement of Employment and Covenant Not to Compete by and between Michael L.
                           Campbell and Regal Cinemas, Inc. dated March 17, 1990.
         10.22*       --   Agreement of Employment and Covenant Not to Compete by and between R. Neal Melton and Regal Cinemas, Inc. dated March 17, 1990.
         10.23*****   --   401(k) Profit Sharing Plan.
         11           --   Statement re: computation of Per Share Earnings.
         21           --   Subsidiaries
         23.1         --   Independent Auditors' Consent.
         23.2         --   Independent Auditors' Consent.
         27           --   Financial Data Schedule (for SEC use only).

     -----------------
         * Incorporated by reference to the Registrant's Registration Statement on Form S-1, Registration No. 33-62868.
         ** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1993.
         *** Incorporated by reference to the Registrant's Registration Statement on Form S-4, Registration No. 33-89048.
         **** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 1995.
         ***** Incorporated by reference to the Registrant's Registration
               Statement on Form S-8, Registration No. 333-13295.

(b) During the fourth quarter of fiscal 1996 ended January 2, 1997, the Registrant filed no reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   REGAL CINEMAS, INC.

Dated: March 26, 1997              By: /s/ Michael L. Campbell
                                       ------------------------
                                       Michael L. Campbell, Chairman, President,
                                       Chief Executive Officer and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                      Title                               Date
---------                                      -----                               ----
 /s/ Michael L. Campbell              Chairman of the Board,                   March 26, 1997
----------------------------------    President, Chief Executive Officer
Michael L. Campbell                   and Director (Principal Executive
                                      Officer)


   /s/ Lewis Frazer III               Executive Vice President, Chief          March 26, 1997
----------------------------------    Financial Officer and Treasurer
Lewis Frazer III                      (Principal Financial and
                                      Accounting Officer)


   /s/ R. Neal Melton                 Vice President Equipment and             March 26, 1997
----------------------------------    Purchasing, Secretary and
R. Neal Melton                        Director


 /s/ Philip D. Borack                 Director                                 March 26, 1997
----------------------------------
Philip D. Borack

 /s/ Michael E. Gellert               Director                                 March 26, 1997
----------------------------------
Michael E. Gellert

   /s/ J. David Grissom               Director                                 March 26, 1997
----------------------------------
J. David Grissom

 /s/ William H. Lomicka               Director                                 March 26, 1997
----------------------------------
William H. Lomicka

 /s/ Herbert S. Sanger, Jr.           Director                                 March 26, 1997
----------------------------------
Herbert S. Sanger, Jr.

  /s/ Jack Tyrrell                    Director                                 March 26, 1997
----------------------------------
Jack Tyrrell

                                       38

                                INDEX TO EXHIBITS

 EXHIBIT NO.                          EXHIBIT
------------    -----------------------------------------------------------
3.1*            Restated Charter of Registrant.
3.2*            Restated Bylaws of Registrant.
4.1*            Specimen Common Stock certificate.
4.2*            Article 5 of the Registrant's Restated Charter (included in
                Exhibit 3.1).
10.1*           Warrant Certificate dated April 26, 1990.
10.2*           Form of Warrant Certificate executed January 11, 1991.
10.3*           Amended and Restated Loan Agreement dated April 20, 1992,
                as amended by the first and second amendments thereto.
10.4*           Amended and Restated Subordinated Agreement dated April
                20, 1994.
10.5*           Acquisition Agreement by and between Mallers & Spirou
                Enterprises, Inc. and Regal Cinemas, Inc. dated March 31,
                1993.
10.6*           Form of Indemnification Agreement.
10.7*           Amended and Restated Warrant Certificate replacing Warrant
                Certificate dated April 26, 1990.
10.8*           Form of Amended and Restated Warrant Certificate replacing
                Warrant Certificates dated January 11, 1991.
10.9*           Amended and Restated Loan Agreement dated July 6, 1993,
                as amended (incorporated by reference to the Company's
                Quarterly Report on Form 10-Q for the period ended July 1,
                1993 as filed with the Securities and Exchange Commission on
                August 13, 1993 and as amended, incorporated by reference
                to the Company's Quarterly Report on Form 10-Q for the
                period ended June 30, 1994, as filed with the Securities and
                Exchange Commission on August 15, 1994).
10.10**         Acquisition Agreement by and between Regal Cinemas, Inc.
                and National Theatre Holdings Corp. dated January 24, 1994.
10.11**         Agreement and Plan of Merger by and among Regal Cinemas,
                Inc., Regal Acquisition Corporation and Litchfield Theatres,
                Ltd. dated March 4, 1994.
10.12***        Agreement and Plan of Merger dated January 13, 1995
                between Regal and Neighborhood Entertainment, Inc.
10.13 ****      Third Amendment to Second Amended and Restated Loan
                Agreement dated March 31, 1995, together with a related
                Guaranty Agreement and Stock Pledge Agreement.
10.14           Fourth Amendment to Second Amended and Restated Loan
                Agreement dated November 30, 1995.
10.15           Fifth Amendment to Second Amended and Restated Loan
                Agreement dated May 31, 1996.
10.16           Sixth Amendment to Second Amended and Restated Loan
                Agreement dated September 30, 1996.

                             MANAGEMENT CONTRACT OR COMPENSATORY PLAN

10.17*          1993 Employee Stock Incentive Plan.
10.18*          1993 Outside Directors' Stock Option Plan.
10.19*          Regal Cinemas, Inc. Participant Stock Option Plan.
10.20*          Regal Cinemas, Inc. Employee Stock Option Plan.



 EXHIBIT NO.                          EXHIBIT
------------    -----------------------------------------------------------
10.21*          Agreement of Employment and Covenant Not to Compete by
                and between Michael L. Campbell and Regal Cinemas, Inc.
                dated March 17, 1990.
10.22*          Agreement of Employment and Covenant Not to Compete by
                and between R. Neal Melton and Regal Cinemas, Inc. dated
                March 17, 1990.
10.23*****      401(k) Profit Sharing Plan.
11              Statement re: computation of Per Share Earnings.
21              Subsidiaries
23.1            Independent Auditors' Consent.
23.2            Independent Auditors' Consent.
27              Financial Data Schedule (for SEC use only)

-----------------
* Incorporated by reference to the Registrant's Registration Statement on Form S-1, Registration No. 33-62868.
** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1993.
*** Incorporated by reference to the Registrant's Registration Statement on Form S-4, Registration No. 33- 89048.
**** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 1995.
***** Incorporated by reference to the Registrant's Registration Statement on Form S-8, Registration No. 333- 13295.