Form 10-Q
period 1997-04-03
REGAL CINEMAS INC
filed 1997-05-09
CIK 905035

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 3, 1997



                         Commission file number 0-21772
                                                -------

                              Regal Cinemas, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  Tennessee                                    62-1412720
---------------------------------------------       ----------------------------------
(State or Other Jurisdiction of Incorporation      (I.R.S. Employer Identification No.)
               or Organization)


       7132 Commercial Park Drive
          Knoxville, Tennessee                                 37918
---------------------------------------            -----------------------------
(Address of Principal Executive Offices)                     (Zip Code)



REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:       (423) 922-1123
                                                       --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X         No
                                        -------         -------

           Common Stock outstanding - 33,172,478 shares at May 7, 1997

                         PART I -- FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------



                               REGAL CINEMAS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                            (in thousands of dollars)


                                     ASSETS

                                                     April 3,        January 2,
                                                       1997             1997
                                                     ---------       ----------
Current assets:
  Cash and equivalents                               $   9,039       $  14,778
  Accounts receivable                                    1,165           2,285
  Inventories                                            1,412           1,240
  Prepaids and other current assets                      3,809           3,030
  Refundable income taxes                                 --             2,773
                                                     ---------       ---------
         Total current assets                           15,425          24,106
                                                     ---------       ---------
Property and equipment:
  Land                                                  35,250          32,550
  Buildings and leasehold improvements                 215,967         207,412
  Equipment                                            115,957         111,358
  Construction in progress                              43,490          34,247
                                                     ---------       ---------
                                                       410,664         385,567
  Accumulated depreciation and amortization            (58,658)        (54,343)
                                                     ---------       ---------
         Total property and equipment, net             352,006         331,224
                                                     ---------       ---------
Other assets                                            22,916          23,189
                                                     ---------       ---------
         Total assets                                $ 390,347       $ 378,519
                                                     =========       =========



     See accompanying notes to condensed consolidated financial statements.

                               REGAL CINEMAS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                ------------------------------------------------
                 (in thousands of dollars, except share amounts)



LIABILITIES AND SHAREHOLDERS' EQUITY

                                                           April 3,        January 2,
                                                             1997             1997
                                                           ---------       ----------
Current liabilities:
  Current maturities of long-term debt                     $    --         $    --
  Accounts payable                                            22,464          26,011
  Accrued expenses                                             5,249           6,202
  Income taxes payable                                         2,199            --
                                                           ---------       ---------
         Total current liabilities                            29,912          32,213

Long-term debt, less current maturities                       56,000          51,000
Other liabilities                                              3,608           3,420
Deferred income taxes                                          8,186           8,165
                                                           ---------       ---------
         Total liabilities                                    97,706          94,798
                                                           ---------       ---------


Shareholders' equity:
   Preferred stock, no par; 1,000,000 shares authorized,
     none issued                                                --            --
   Common stock, no par; 50,000,000 shares authorized,
     33,139,733 and 33,168,573 shares issued and
     outstanding at April 3, 1997 and January 2, 1997,
     respectively                                            221,890         221,506
Retained earnings                                             70,751          62,215
                                                           ---------       ---------
                                                             292,641         283,721
                                                           ---------       ---------
         Total liabilities and stockholders' equity        $ 390,347       $ 378,519
                                                           =========       =========

    See accompanying notes to condensed consolidated financial statements.

                               REGAL CINEMAS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                -------------------------------------------------
               (in thousands of dollars, except per share amounts)


                                                                 Three Months Ended
                                                            ----------------------------
                                                              April 3,        March 28,
                                                                1997            1996
                                                            -----------      -----------
Revenue:
   Admissions                                               $    53,507      $    38,667
   Concessions                                                   21,526           15,496
   Other operating revenue                                        2,412              900
                                                            -----------      -----------
         Total revenues                                          77,445           55,063
                                                            -----------      -----------
Operating expenses:
   Film rental and advertising costs                             27,817           19,984
   Cost of concessions and other                                  2,814            2,070
   Theatre operating expenses                                    25,010           18,701
   General and administrative expenses                            2,758            2,199
   Depreciation and amortization                                  4,621            3,142
                                                            -----------      -----------
         Total operating expenses                                63,020           46,096
                                                            -----------      -----------
Operating income                                                 14,425            8,967
Other income (expense):
   Interest expense                                                (437)          (1,316)
   Interest income                                                  115              102
   Other                                                           (110)             161
                                                            -----------      -----------
Income before provision for income taxes                         13,993            7,914
Provision for income taxes                                       (5,457)          (3,119)
                                                            -----------      -----------
Net income                                                        8,536            4,795
GST dividends                                                      --               (161)
                                                            -----------      -----------
Net income applicable to common stock                       $     8,536      $     4,634
                                                            ===========      ===========
Earnings per common share:

   Primary                                                  $       .25      $       .16
                                                            ===========      ===========
   Fully diluted                                            $       .25      $       .16
                                                            ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

                               REGAL CINEMAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                            (in thousands of dollars)

                                                                 Three Months Ended
                                                             ---------------------------
                                                              April 3,         March 28,
                                                                1997             1996
                                                             ----------       ----------
Cash flows from operating activities:
Net income                                                   $    8,536       $    4,795
   Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and amortization                             4,621            3,142
        Loss on sale of assets                                      163             --
        Deferred income taxes                                        21              262
        Changes in operating assets and liabilities:
          Accounts receivable                                     1,120              267
          Inventories                                              (172)               7
          Prepaids and other current assets                        (779)              82
          Income taxes payable                                    4,972            1,841
          Accounts payable                                       (3,547)           1,868
          Accrued expenses and other liabilities                   (765)            (489)
                                                            -----------      -----------
               Net cash provided by operating activities         14,170           11,775
Cash flows from investing activities:
   Capital expenditures, net                                    (25,260)         (17,898)
   Investment in other assets                                       (33)             (40)
                                                            -----------      -----------
               Net cash used in investing activities            (25,293)         (17,938)
Cash flows from financing activities:
   Net borrowings under long-term debt                            5,000            2,658
   GST dividends paid                                              --               (271)
   Net proceeds from issuance of common stock upon exercise
      of warrants and options                                       354              304
   Stock compensation expense                                        30               30
                                                            -----------      -----------
               Net cash provided by financing activities          5,384            2,721
                                                            -----------      -----------
Net decrease in cash and equivalents                             (5,739)          (3,442)
Cash and equivalents at beginning of period                      14,778            5,775
                                                            -----------      -----------
Cash and equivalents at end of period                       $     9,039      $     2,333
                                                            ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

                               REGAL CINEMAS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         ---------------------------------------------------------------

1.   THE COMPANY AND BASIS OF PRESENTATION

     Regal Cinemas, Inc. ("Regal") and its wholly owned subsidiaries, Litchfield Theatres, Ltd. ("Litchfield"), Neighborhood Entertainment, Inc. ("Neighborhood") and Georgia State Theatres, Inc. ("GST"); collectively referred to as the "Company" operate multi-screen motion picture theatres principally throughout the eastern United States. The Company formally operates on a fiscal year ending on the Thursday closest to December 31.

     On May 30, 1996, Regal issued 1,410,213 shares of its common stock for all of the outstanding common stock of GST. The merger has been accounted for as a pooling of interests and, accordingly, these condensed consolidated financial statements have been restated for all periods to include the results of operations and financial positions of GST.

     Separate results of the combining entities for the three-month period ended April 3, 1997 and the three-month period ended March 28, 1996 are as follows:

                                                   Three Months      Three Months
                                                       Ended           Ended
                                                   April 3, 1997   March 28, 1996
                                                   -------------   --------------
                                                           (in thousands)
Revenues:
  Regal                                             $    77,445      $    52,243
  GST (through March 28 for 1996)                          --              2,820
                                                    -----------      -----------
                                                    $    77,445      $    55,063
                                                    ===========      ===========
Net income:
  Regal                                             $     8,536      $     4,472
  GST (through March 28 for 1996)                          --                323
                                                    -----------      -----------
                                                    $     8,536      $     4,795
                                                    ===========      ===========

2.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of April 3, 1997, the condensed consolidated statements of income for the three months ended April 3, 1997 and March 28, 1996, and the condensed consolidated statements of cash flows for the three months ended April 3, 1997 and March 28, 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The January 2, 1997 information has been derived from the audited January 2, 1997 balance sheet of Regal Cinemas, Inc.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

                               REGAL CINEMAS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         ---------------------------------------------------------------


     It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended January 2, 1997. The results of operations for the three month period ended April 3, 1997 are not necessarily indicative of the operating results for the full year.

3.   INCOME TAXES

     The Company's effective income tax rate differs from the expected federal income tax rate of 35% due to the inclusion of state income taxes.

4.   LONG-TERM DEBT

     Long-term debt at April 3, 1997 and January 2, 1997, consists of the following:

                                                                                    April 3,          January 2,
                                                                                      1997               1997
                                                                                  -------------     --------------
                                                                                           (in thousands)
     Regal $150,000,000 senior reducing revolving credit facility which expires on June 30, 2003, with interest payable quarterly, at LIBOR
     (5.7% at April 3, 1997 and 5.6% at January 2, 1997, respectively) plus
     0.4%. Draw capability will expire on June 30,1999. Repayment of the outstanding balance on the credit facility will begin September 30, 1999, and consist of 5% of the outstanding balance on a quarterly basis through June 30, 2001. Thereafter, payments will be 7.5% of the
     outstanding balance quarterly through June 30, 2003.                         $      56,000     $       51,000
     Less current maturities                                                               --                 --
                                                                                  -------------     --------------

                                                                                  $      56,000     $       51,000
                                                                                  =============     ==============

     Regal's credit facility contains various restrictive covenants which require Regal to maintain certain financial ratios. During 1996, the Company amended its Loan Agreement to decrease the interest rate, extend the maturity of the facility to June 30, 2003, and modify certain financial covenants.

                               REGAL CINEMAS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         ---------------------------------------------------------------


     The Company's debt at April 3, 1997 is scheduled to mature as follows:

                                              (in thousands)
               1997                              $     --
               1998                                    --
               1999                                 5,600
               2000                                11,200
               2001                                11,200
               Thereafter                          28,000
                                                 --------
                                                 $ 56,000
                                                 ========


5.   EARNINGS PER SHARE

     Primary earnings per share have been computed by dividing net income applicable to common stock (net income less GST dividends) by the weighted average number of common and common equivalent shares outstanding during each period. Shares issued in connection with the GST merger have been included in shares outstanding for all periods presented. Common equivalent shares relating to options issued during the 12-month period preceding the initial public offering have been calculated using the treasury stock method assuming that the options were outstanding during each period presented and that the fair value of the Company's common stock during each period was equal to the initial public offering price. Common equivalent shares relating to options issued subsequent to the initial public offering have been calculated using the treasury stock method for the portion of each period for which the options were outstanding and using the fair value of the company's common stock for each of the respective periods. All per share data has also been adjusted to give effect to the September 1996 common stock split. After giving effect to the items described above, primary earnings per common share have been computed based on the assumed weighted average number of common and common equivalent shares outstanding in each period ((in thousands) 34,260 shares for the three month period ended April 3, 1997; and 28,911 shares for the three month period ended March 28, 1996). Fully diluted earnings per common share utilizes net income before preferred dividends based upon the assumed weighted average number of common and common equivalent shares outstanding in each period ((in thousands) 34,363 shares for the three month period ended April 3, 1997; and 29,013 shares for the three month period ended March 28, 1996).

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The following analysis of the financial condition and results of operations of Regal Cinemas, Inc. ("Regal") and its wholly owned subsidiaries, Litchfield Theatres, Ltd. ("Litchfield"), Neighborhood Entertainment, Inc. ("Neighborhood") and Georgia State Theatres, Inc. ("GST"), collectively referred to as the "Company," should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included herein. Regal consummated the acquisitions of Litchfield, Neighborhood, and GST on June 15, 1994, April 17, 1995 and May 30, 1996, respectively. These three acquisitions have been accounted for as poolings of interest.

BACKGROUND OF REGAL

Regal has achieved significant growth in theatres and screens since its formation in November of 1989. Since inception through April 3, 1997, Regal acquired 114 theatres with 760 screens, developed 45 new theatres with 497 screens and added 68 new screens to acquired theatres. Theatres developed by Regal typically generate positive theatre level cash flow within the first three months following commencement of operation and reach a mature level of attendance within one to three years following commencement of operation. Regal does not defer any preopening costs associated with opening its theatres and expenses such costs in the period incurred. Theatre closings have had no significant effect on the operations of Regal.

On September 13, 1996, Regal completed the purchase of assets consisting of eight theatres with 69 screens in California from an individual, George Krikorian and corporations controlled by him (collectively "Krikorian"). The purchase price was approximately $14.0 million cash and 703,241 shares of Regal common stock.

RESULTS OF OPERATIONS

The Company's revenues are generated primarily from box office receipts and concession sales. Additional revenues are generated by electronic video games located adjacent to the lobbies of certain of the Company's theatres, and by on-screen advertisements and revenues from the Company's three entertainment centers which are adjacent to theatre complexes. Direct theatre costs consist of film rental costs, costs of concessions and theatre operating expenses. Film rental costs are related to the popularity of a film and the length of time since the film's release and generally decline as a percentage of admission revenues the longer a film has been released. Because certain concession items, such as fountain drinks and popcorn, are purchased in bulk and not pre-packed for individual servings, the Company is able to improve its margins by negotiating volume discounts. Theatre operating expenses consist primarily of theatre labor and occupancy costs. Future increases in minimum wage requirements or legislation requiring additional employer funding of health care, among other things, may increase theatre operating expenses as a percentage of total revenues.

The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items reflected in the Company's consolidated statements of income.


                                                       Percentage of Total Revenues
                                                           Three Months Ended
                                                       ----------------------------
                                                         April 3,        March 28,
                                                           1997            1996
                                                       ----------      -----------
Revenue:
     Admissions                                            69.1%           70.2%
     Concessions                                           27.8%           28.1%
     Other                                                  3.1%            1.7%
                                                       --------        --------
         Total revenues                                   100.0%          100.0%
Cost of revenues:
     Film rental and advertising costs                     35.9%           36.3%
     Cost of concessions and other                          3.6%            3.7%
     Total operating expenses                              32.3%           34.0%
     General and administrative expenses                    3.6%            4.0%
     Depreciation and amortization                          6.0%            5.7%
                                                       --------        --------
         Theatre operating expenses                        81.4%           83.7%
Operating income                                           18.6%           16.3%
Other income (expense):
     Interest expense                                      (0.6%)          (2.4%)
     Interest income                                        0.1%            0.2%
     Other                                                 (0.1%)           0.3%
                                                       --------        --------
Income before provision for income taxes                   18.0%           14.4%
Provision for income taxes                                 (7.0%)          (5.7%)
                                                       --------        --------
Net income                                                 11.0%            8.7%
                                                       ========        ========

THREE MONTHS ENDED APRIL 3, 1997 AND MARCH 28, 1996

TOTAL REVENUES -- Total revenues for the first quarter of fiscal 1997 increased by 40.6% to $77.4 million from $55.1 million in the comparable 1996 period. This increase was due to a 31.8% increase in attendance attributable primarily to the net addition of 278 screens in fiscal 1996 and first quarter of 1997 as well as strong film releases in the first quarter of 1997. Of the $22.3 million net increase in revenues for the period, a $7.5 million increase was attributed to theatres previously operated by the Company, $5.0 million increase was attributed to theatres acquired by the Company, and $9.8 million increase was attributed to new theatres constructed by the Company. Average ticket prices increased 5.0% during the period, reflecting an increase in ticket prices and a greater proportion of larger market theatres in the 1996 period than in the same period in 1995. Average concession sales per customer increased 5.4% for the period, reflecting both an increase in consumption and, to a lesser degree, an increase in concession prices.

DIRECT THEATRE COSTS -- Direct theatre costs increased by 36.3% to $55.6 million in the first quarter 1997 from $40.8 million in the first quarter 1996. Direct theatre costs as a percentage of total revenues decreased to 71.8% in the 1997 period from 74.0% in the 1996 period. The decrease of direct theatre costs as a percentage of total revenues was primarily attributable to the strong film releases in the first quarter 1997 and better monitoring and control of costs at the Company's theatres, and, to a lesser extent, to a decrease in occupancy expense as a percentage of total revenues, reflecting a higher mix of owned versus leased properties.

GENERAL AND ADMINISTRATIVE EXPENSES -- General and administrative expenses increased by 25.4% to $2.8 million in the first quarter 1997 from $2.2 million in the first quarter 1996. As a percentage of total revenues, general and administrative expenses decreased to 3.6% in the 1997 period from 4.0% in the 1996 period.

DEPRECIATION AND AMORTIZATION -- Depreciation and amortization expense increased in the first quarter 1997 by 47.1% to $4.6 million from $3.1 million in the first quarter 1996. This increase was primarily the result of theatre property additions associated with the Company's expansion efforts.

OPERATING INCOME -- Operating income for the first quarter 1997 increased by 60.9% to $14.4 million, or 18.6% of total revenues, from $9.0 million, or 16.3% of total revenues, in the first quarter 1996.

INTEREST EXPENSE -- Interest expense decreased in the first quarter 1997 by 66.8% to $.4 million from $1.3 million in the first quarter 1996. The decrease was primarily due to lower average borrowings outstanding.

INCOME TAXES -- The provision for income taxes increased in the first quarter 1997 by 75.0% to $5.5 million from $3.1 million in the first quarter 1996. The effective tax rate was 39.0% in the 1997 period as compared to 39.4% in the 1996 period.

NET INCOME -- Net income in the first quarter 1997 increased by 78.0% to $8.5 million from $4.8 million in the first quarter 1996. The increase in net income reflects primarily the additional screens operated by the Company, as well as strong film releases in the first quarter of 1997.

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

The Company's capital requirements have arisen principally in connection with acquisitions of existing theatres, new theatre openings and the addition of screens to existing theatres have been financed with borrowings under the Company's loan agreement, equity financings and internally generated cash. On September 30, 1996, the Company amended its $150 million revolving credit facility. The amendments to the loan agreement require that the indebtedness under the facility be amortized at a rate of $7.5 million per quarter commencing with the quarter ending September 30, 1999, and at a rate of $11.3 million per quarter commencing with the quarter ending September 30, 2001. The loan agreement requires the Company to comply with certain financial and other covenants, including maintaining a minimum net worth of not less than $230.0 million plus 50% of the Company's net income for each quarter commencing with the quarter ending June 27, 1996. On April 3, 1997, $56.0 million was outstanding under the Company's loan agreement.

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

At April 3, 1997, the Company had 159 multi-screen theatres with an aggregate of 1,325 screens. At such date, the Company had 15 new theatres with 210 new screens and 9 new screens at two existing locations under construction. The Company anticipates that its capital expenditures over the next twelve months will approximate $125 - $150 million. The Company believes that its capital needs for completion of theatre construction and development for at least the next 12 to 18 months will be satisfied by available credit under the loan agreement, as amended, internally generated cash flow and available cash and equivalents.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------------


     (a)      Exhibits:

              (11)    Statement re:  computation of per share earnings

              (27)    Financial Data Schedule (for SEC use only)

     (b)      Reports on Form 8-K.

              No Current Reports on Form 8-K were filed for the quarterly period ended April 3, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                REGAL CINEMAS, INC.


Date:  March 13, 1997           By: /s/ Michael L. Campbell
                                    --------------------------------------------
                                    Michael L. Campbell, Chairman, President and
                                    Chief Executive Officer

                                By: /s/ Lewis Frazer III
                                    --------------------------------------------
                                    Lewis Frazer III, Executive Vice President,
                                    Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX




         ITEM                               DESCRIPTION
   ----------------          ---------------------------------------------------
         (11)                Statement re: computation of per share earnings
         (27)                Financial Data Schedule (for SEC use only)