Form 10-Q
period 1997-07-03
REGAL CINEMAS INC
filed 1997-08-14
CIK 905035

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 3, 1997



                         Commission file number 0-21772
                                                -------

                              Regal Cinemas, Inc.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Tennessee                                    62-1412720
-----------------------------------------         ----------------------------
   (State or Other Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                      Identification No.)


       7132 Commercial Park Drive
           Knoxville, Tennessee                               37918
----------------------------------------          ----------------------------
(Address of Principal Executive Offices)                    (Zip Code)



REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:        (423) 922-1123
                                                       --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No
                                        ---        ---

         Common Stock outstanding - 33,230,009 shares at August 14, 1997

                         PART I -- FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS.
-------------------------------------------------------------------------------



                               REGAL CINEMAS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                            (in thousands of dollars)

                                    ASSETS

                                                               July 3,         January 2,
                                                                1997              1997
                                                              --------         ---------
Current assets:

     Cash and equivalents...............................      $ 11,835         $ 14,778

     Accounts receivable................................         1,110            2,285

     Inventories........................................         1,659            1,240

     Prepaids and other current assets..................         3,949            3,030

     Refundable income taxes............................            --            2,773
                                                              --------         --------
         Total current assets...........................        18,553           24,106
                                                              --------         --------
  Property and equipment:

     Land...............................................        35,573           32,550

     Buildings and leasehold improvements...............       247,231          207,412

     Equipment..........................................       125,026          111,358

     Construction in progress...........................        45,672           34,247
                                                              --------         --------
                                                               453,502          385,567


     Accumulated depreciation and amortization..........       (63,068)         (54,343)
                                                              --------         --------
         Total property and equipment, net .............       390,434          331,224

Other assets............................................        35,428           23,189
                                                              --------         --------

         Total assets...................................      $444,415         $378,519
                                                              ========         ========



    See accompanying notes to condensed consolidated financial statements.

                               REGAL CINEMAS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                -------------------------------------------------
                 (in thousands of dollars, except share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                    July 3,         January 2,
                                                                      1997             1997
                                                                   --------        ----------
Current liabilities:

   Accounts payable ........................................        $ 23,790        $ 26,011

   Accrued expenses ........................................           7,654           6,202
                                                                    --------        --------
         Total current liabilities .........................          31,444          32,213



Long-term debt, less current maturities ....................         100,000          51,000

Other liabilities ..........................................           3,362           3,420

Deferred income taxes ......................................           8,725           8,165
                                                                    --------        --------
         Total liabilities .................................         143,531          94,798
                                                                    --------        --------


Shareholders' equity:

   Preferred stock, no par; 1,000,000 shares
     authorized, none issued ...............................              --              --

   Common stock, no par; 100,000,000 shares
     authorized, 33,189,259 and 33,168,573 shares
     issued and outstanding at July 3, 1997 and
     January 2, 1997, respectively .........................         222,317         221,506

Retained earnings ..........................................          78,567          62,215
                                                                    --------        --------
                                                                     300,884         283,721
                                                                    --------        --------
         Total liabilities and stockholders' equity ........        $444,415        $378,519
                                                                    ========        ========

    See accompanying notes to condensed consolidated financial statements.

                               REGAL CINEMAS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
               (in thousands of dollars, except per share amounts)








                                                               Three Months Ended                  Six Months Ended
                                                          ---------------------------         ----------------------------
                                                           July 3,           June 27,           July 3,           June 27,
                                                             1997             1996               1997              1996
                                                          ---------         ---------         ---------         ---------
Revenues:
     Admissions ..................................        $  52,765         $  40,734         $ 106,272         $  79,401
     Concessions .................................           22,376            17,069            43,902            32,565
     Other operating revenues ....................            3,158             2,672             5,570             3,572
                                                          ---------         ---------         ---------         ---------
     Total Revenues ..............................           78,299            60,475           155,744           115,538
                                                          ---------         ---------         ---------         ---------
Operating Expenses:
     Film rental and advertising costs ...........           29,571            23,040            57,388            43,024
     Cost of concessions and other ...............            2,719             2,095             5,533             4,165
     Theatre operating expenses ..................           25,353            19,023            50,363            37,724
     General & administrative expenses ...........            2,695             2,399             5,453             4,598
     Depreciation & amortization .................            4,670             3,317             9,291             6,459
     Merger expenses .............................               --             1,639                --             1,639
                                                          ---------         ---------         ---------         ---------
Total operating expenses .........................           65,008            51,513           128,028            97,609
Other income (expense):
Interest expense .................................             (665)           (1,540)           (1,102)           (2,856)
Interest income ..................................               55                55               170               157
Other ............................................               33               395               (77)              556
                                                          ---------         ---------         ---------         ---------
Income before provision for taxes ................           12,714             7,872            26,707            15,786
Provision for income taxes .......................            4,902             3,326            10,359             6,445
                                                          ---------         ---------         ---------         ---------
Net income .......................................        $   7,812         $   4,546         $  16,348         $   9,341
                                                          =========         =========         =========         =========
GST Dividends ....................................               --                68                --               229
                                                          ---------         ---------         ---------         ---------
Net income applicable to common stock ............        $   7,812         $   4,478         $  16,348         $   9,112
                                                          =========         =========         =========         =========
Earnings per common share:
         Primary .................................        $     .23         $     .15         $     .48         $     .31
                                                          =========         =========         =========         =========
         Fully diluted ...........................        $     .23         $     .15         $     .47         $     .31
                                                          =========         =========         =========         =========


    See accompanying notes to condensed consolidated financial statements.

                               REGAL CINEMAS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                            (in thousands of dollars)

                                                                        Six Months Ended
                                                                      July 3,         June 27,
                                                                       1997             1996
                                                                    ----------        --------
Cash flows from operating activities:
Net income .................................................        $  16,348         $   9,341
   Adjustments to reconcile net
      income to net cash provided by
      operating activities:
        Depreciation and amortization ......................            9,291             6,459
        Deferred income taxes ..............................              133               573
        Changes in operating assets and liabilities:
          Accounts receivable ..............................            1,175               368
          Inventories ......................................             (419)             (137)
          Prepaids and other current assets ................             (489)             (213)
          Refundable income taxes ..........................            2,773             2,493
          Accounts payable .................................           (2,221)           (2,782)
          Accrued expenses and other liabilities ...........            1,394              (678)
                                                                    ---------         ---------
               Net cash provided by operating activities ...           27,985            15,424
Cash flows from investing activities:
   Capital expenditures, net ...............................          (67,935)           44,124)
   Investment in other assets ..............................          (12,804)           (6,388)
                                                                    ---------         ---------
               Net cash used in investing activities .......          (80,739)          (50,512)
Cash flows from financing activities:
   Net borrowings (payments) on long-term debt .............           49,000           (85,669)
   Dividends paid to GST shareholders ......................               --              (500)
   Net proceeds from issuance of common stock ..............              751           127,086
   Stock compensation expense ..............................               60                60
                                                                    ---------         ---------
               Net cash provided by financing activities ...           49,811            40,977
                                                                    ---------         ---------
Net increase (decrease) in cash and equivalents ............           (2,943)            5,889
Cash and equivalents at beginning of period ................           14,778             5,775
                                                                    ---------         ---------
Cash and equivalents at end of period ......................        $  11,835         $  11,664
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

                               REGAL CINEMAS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         ---------------------------------------------------------------


1.    THE COMPANY AND BASIS OF PRESENTATION

      Regal Cinemas, Inc. ("Regal") and its wholly owned subsidiaries, Litchfield Theatres, Ltd. ("Litchfield"), Neighborhood Entertainment, Inc. ("Neighborhood") and Georgia State Theatres, Inc. ("GST"); collectively referred to as the "Company" operate multi-screen motion picture theatres principally throughout the eastern United States. During May 1997, Litchfield, Neighborhood and GST were merged with and into Regal. The Company formally operates on a fiscal year ending on the Thursday closest to December 31.

      On May 30, 1996, Regal issued 1,410,213 shares of its common stock for all of the outstanding common stock of GST. The merger has been accounted for as a pooling of interests and, accordingly, these condensed consolidated financial statements have been restated for all periods to include the results of operations and financial positions of GST.

      Separate results of the combining entities for the three and six-month periods ended July 3, 1997 and the three and six-month periods ended June 27, 1996 are as follows:


                                                 Three Months      Three Months      Six Months       Six Months
                                                     Ended            Ended            Ended            Ended
                                                 July 3, 1997     June 27, 1996     July 3, 1997    June 27, 1996
                                                 ------------     -------------     ------------    -------------
Revenues: ................................                                 (in thousands)
   Regal .................................        $  78,299        $  58,586         $ 155,744        $ 110,829
   GST (through May 30 for 1996) .........               --            1,889                --            4,709
                                                  ---------        ---------         ---------        ---------
                                                  $  78,299        $  60,475         $ 155,744        $ 115,538
                                                  =========        =========         =========        =========
Net income (loss):
   Regal .................................        $   7,812        $   4,779         $  16,348        $   9,251
   GST (through May 30 for 1996) .........               --             (233)               --               90
                                                  ---------        ---------         ---------        ---------
                                                  $   7,812        $   4,546         $  16,348        $   9,341
                                                  =========        =========         =========        =========

      The net loss for GST for the five months ended May 30, 1996, reflects approximately $1.2 million (net of applicable income taxes) of expense associated with the merger, principally legal and accounting fees, and severance related costs.

2.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The condensed consolidated balance sheet as of July 3, 1997, the condensed consolidated statements of income for the three months and six months ended July 3, 1997 and June 27, 1996, and the condensed consolidated statements of cash flows for the six months ended July 3, 1997 and June 27, 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The January 2, 1997 information has been derived from the audited January 2, 1997 balance sheet of Regal Cinemas, Inc.

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

                               REGAL CINEMAS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         ---------------------------------------------------------------


      It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended January 2, 1997. The results of operations for the three and six-month periods ended July 3, 1997 are not necessarily indicative of the operating results for the full year.

3.    INCOME TAXES

      The Company's effective income tax rate differs from the expected federal income tax rate of 35% due to the inclusion of state income taxes.

4.    LONG-TERM DEBT

      Long-term debt at July 3, 1997 and January 2, 1997, consists of the following:



                                                               July 3,          January 2,
                                                                1997              1997
                                                              ---------         ----------
                                                                    (in thousands)

Regal $150,000,000 senior reducing revolving credit
facility which expires on June 30, 2003, with interest
payable quarterly, at LIBOR (5.78% at July 3, 1997 and
5.6% at January 2, 1997, respectively) plus 0.4%. Draw
capability will expire on June 30,1999. Repayment of the
outstanding balance on the credit facility will begin
September 30, 1999, and consist of 5% of the outstanding
balance on a quarterly basis through June 30, 2001.
Thereafter, payments will be 7.5% of the balance quarterly
through June 30, 2003.........................................  $100,000         $51,000

Less current maturities.......................................        --              --
                                                                --------         -------

                                                                $100,000         $51,000
                                                                ========         =======

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

                               REGAL CINEMAS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         ---------------------------------------------------------------

      The Company's debt at July 3, 1997 is scheduled to mature as follows:

                                 (in thousands)


               1997...............      $     --

               1998...............            --

               1999...............        10,000

               2000...............        20,000

               2001...............        20,000

               Thereafter.........        50,000
                                        --------
                                        $100,000
                                        ========

5.    EARNINGS PER SHARE

      Primary earnings per share have been computed by dividing net income applicable to common stock (net income less GST dividends) by the weighted average number of common and common equivalent shares outstanding during each period. Shares issued in connection with the GST merger have been included in shares outstanding for all periods presented. Common equivalent shares relating to options issued during the 12-month period preceding the initial public offering have been calculated using the treasury stock method assuming that the options were outstanding during each period presented and that the fair value of the Company's common stock during each period was equal to the initial public offering price. Common equivalent shares relating to options issued subsequent to the initial public offering have been calculated using the treasury stock method for the portion of each period for which the options were outstanding and using the fair value of the company's common stock for each of the respective periods. All per share data has also been adjusted to give effect to the September 1996 common stock split. After giving effect to the items described above, primary earnings per common share have been computed based on the assumed weighted average number of common and common equivalent shares outstanding in each period ((in thousands) 34,403 shares for the three month period ended July 3, 1997; and 30,107 shares for the three month period ended June 27, 1996 and 34,339 shares for the six month period ended July 3, 1997 and 29,520 shares for the six month period ended June 27, 1996). Fully diluted earnings per common share utilizes net income before preferred dividends based upon the assumed weighted average number of common and common equivalent shares outstanding in each period ((in thousands) 34,493 shares for the three month period ended July 3, 1997; and 30,129 shares for the three month period ended June 27, 1996 and 34,492 shares for the six month period ended July 3, 1997 and 29,543 shares for the six month period ended June 27, 1996).

6.    SUBSEQUENT EVENT -- BUSINESS COMBINATION

      Subsequent to the end of the three-month period ended July 3, 1997, Regal consummated the acquisition of the business conducted by Cobb Theatres, L.L.C. (the "Cobb Theatres Acquisition"). In the Cobb Theatres Acquisition, Regal issued an aggregate of 2,837,594 shares of its common stock. The acquisition has been accounted for as a pooling of interests. Regal will recognize certain one time charges totaling approximately $4.0 million (net of tax) in its current quarter ending October 2, 1997, related to merger expenses and

                               REGAL CINEMAS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         ---------------------------------------------------------------


severance payments. In connection with the Cobb Theatres Acquisition, Regal assumed approximately $110 million of indebtedness, including $85 million of outstanding Senior Secured Notes (the "Notes"). Regal has commenced an offer to purchase all of the outstanding Notes at a purchase price determined on the basis of a fixed spread over the yield of Treasury Notes to the first call date for the Notes. Regal expects to finance the purchase price of the Notes with borrowings under a loan agreement with a bank lender. Regal will recognize certain one time charges totaling approximately $9.1 million (net of tax) in its current quarter ending October 2, 1997, relating to the purchase of the Notes (assuming all outstanding Notes are purchased).

The following unaudited pro forma results of operations for the period ended July 3, 1997 and June 27, 1996, respectively, give retroactive effect to the Cobb Acquisition which has been accounted for as a pooling of interests. The pro forma results of operations assume the acquisition occurred at the beginning of fiscal 1996 and have been prepared for comparative purposes only and do not purport to indicate the results of operations that actually would have occurred had the combination been in effect on the dates indicated, or which may occur in the future.

(in thousands, except per share data)


                                                         Three Months Ended
                                                   July 3, 1997       June 27, 1996
                                                   ------------       -------------
Revenues:
     Regal ..................................        $  78,299         $  60,475
     Cobb ...................................           31,879            29,925
                                                     ---------         ---------
                                                     $ 110,178         $  90,400
                                                     =========         =========
Net Income (Loss):
     Regal ..................................        $   7,812         $   4,478
     Cobb ...................................             (873)             (401)
                                                     ---------         ---------
                                                     $   6,939         $   4,077
                                                     =========         =========

Pro forma earnings per common share .........        $    0.19         $    0.12
                                                     =========         =========

(in thousands, except per share data)

                                                           Six Months Ended
                                                   July 3, 1997     June 27, 1996
                                                   ------------     -------------
Revenues:
     Regal ..................................        $ 155,744         $ 115,538
     Cobb ...................................           64,644            58,702
                                                     ---------         ---------
                                                     $ 220,388         $ 174,240
                                                     =========         =========
Net Income (Loss):
     Regal ..................................        $  16,348         $   9,112
     Cobb ...................................             (822)           (1,571)
                                                     ---------         ---------
                                                     $  15,526         $   7,541
                                                     =========         =========

Pro forma earnings per common share .........        $    0.42         $    0.23
                                                     =========         =========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The following analysis of the financial condition and results of operations of Regal Cinemas, Inc. ("Regal") includes the results of Litchfield Theatres, Ltd. ("Litchfield"), Neighborhood Entertainment, Inc. ("Neighborhood") and Georgia State Theatres, Inc. ("GST"), collectively referred to as the "Company," and should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included herein. Regal consummated the acquisitions of Litchfield, Neighborhood, and GST on June 15, 1994, April 17, 1995 and May 30, 1996, respectively. These three acquisitions have been accounted for as poolings of interest. During May 1997, Litchfield, Neighborhood and GST were merged with and into Regal.

BACKGROUND OF REGAL

Regal has achieved significant growth in theatres and screens since its formation in November of 1989. Since inception through July 3, 1997, Regal acquired 118 theatres with 792 screens, developed 49 new theatres with 551 screens and added 74 new screens to acquired theatres. Theatres developed by Regal typically generate positive theatre level cash flow within the first three months following commencement of operation and reach a mature level of attendance within one to three years following commencement of operation. Regal does not defer any preopening costs associated with opening its theatres and expenses such costs in the period incurred. Theatre closings have had no significant effect on the operations of Regal.

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


                                                                        Percentage of Total Revenues
                                                          -----------------------------------------------------------
                                                             Three Months Ended                 Six Months Ended
                                                          -------------------------         -------------------------
                                                          July 3,          June 27,         July 3,          June 27,
                                                            1997             1996            1997             1996
                                                          --------         --------         --------         --------
Revenues:
     Admissions ................................             67.4%            67.4%            68.2%            68.7%
     Concession ................................             28.6%            28.2%            28.2%            28.2%
     Other .....................................              4.0%             4.4%             3.6%             3.1%
                                                          -------          -------          -------          -------
     Total Revenues ............................            100.0%           100.0%           100.0%           100.0%
Operating Expenses:
     Film rental and advertising costs .........             37.8%            38.1%            36.8%            37.2%
     Cost of concessions and other .............              3.4%             3.4%             3.6%             3.6%
     Theatre operating expenses ................             32.4%            31.5%            32.3%            32.7%
     General & administrative
         expenses ..............................              3.4%             4.0%             3.5%             4.0%
     Depreciation & amortization ...............              6.0%             5.5%             6.0%             5.6%
     Merger expenses ...........................             --                2.7%            --                1.4%
                                                          -------          -------          -------          -------
         Total operating expenses ..............             83.0%            85.2%            82.2%            84.5%
Other income (expense):
     Interest expense ..........................              (.8%)           (2.5%)            (.7%)           (2.5%)
     Interest income ...........................             --                 .1%            --                 .1%
     Other .....................................             --                 .6%            --                 .5%
                                                          -------          -------          -------          -------
     Income before provision for
         income taxes ..........................             16.2%            13.0%            17.1%            13.6%
Provision for income taxes .....................             (6.2%)           (5.6%)           (6.6%)           (5.5%)
                                                          -------          -------          -------          -------
NET INCOME .....................................             10.0%             7.4%            10.5%             8.1%
                                                          =======          =======          =======          =======

THREE MONTHS ENDED JULY 3, 1997 AND JUNE 27, 1996

TOTAL REVENUES -- Total revenues for the second quarter of fiscal 1997 increased by 29.5% to $78.3 million from $60.4 million in the comparable 1996 period. This increase was due to a 26.2% increase in attendance attributable primarily to the net addition of 254 screens in fiscal 1996 and first six months of 1997. Of the $17.8 million net increase in revenues for the period, a $5.1 million increase was attributed to theatres previously operated by the Company, $3.0 million increase was attributed to theatres acquired by the Company, and $9.7 million increase was attributed to new theatres constructed by the Company. Average ticket prices increased 2.6% during the period, reflecting an increase in ticket prices and a greater proportion of larger market theatres in the 1997 period than in the same period in 1996. Average concession sales per customer increased 3.8% for the period, reflecting both an increase in consumption and, to a lesser degree, an increase in concession prices.

DIRECT THEATRE COSTS -- Direct theatre costs increased by 30.5% to $57.6 million in the second quarter 1997 from $44.2 million in the second quarter 1996. Direct theatre costs as a percentage of total revenues increased to 73.6% in the 1997 period from 73.0% in the 1996 period. The increase of direct theatre costs as a percentage of total revenues was primarily attributable to an increase in occupancy expenses as a percentage of total revenues, reflecting a higher mix of leased versus owned properties.

GENERAL AND ADMINISTRATIVE EXPENSES -- General and administrative expenses increased by 12.3% to $2.7 million in the second quarter 1997 from $2.4 million in the second quarter 1996. As a percentage of total revenues, general and administrative expenses decreased to 3.4% in the 1997 period from 4.0% in the 1996 period.

DEPRECIATION AND AMORTIZATION -- Depreciation and amortization expense increased in the second quarter 1997 by 40.8% to $4.7 million from $3.3 million in the second quarter 1996. This increase was primarily the result of theatre property additions associated with the Company's expansion efforts.

OPERATING INCOME -- Operating income for the second quarter 1997 increased by 48.3% to $13.3 million, or 17.0% of total revenues, from $9.0 million, or 14.8% of total revenues, in the second quarter 1996.

INTEREST EXPENSE -- Interest expense decreased in the second quarter 1997 by 56.8% to $665,000 from $1.5 million in the second quarter 1996. The decrease was primarily due to lower average borrowings outstanding.

INCOME TAXES -- The provision for income taxes increased in the second quarter 1997 by 47.4% to $4.9 million from $3.3 million in the second quarter 1996. The effective tax rate was 38.6% in the 1997 period as compared to 42.3% in the 1996 period as the 1996 period reflected certain merger expenses which are not deductible for tax purposes.

NET INCOME -- Net income in the second quarter 1997 increased by 71.8% to $7.8 million from $4.5 million in the second quarter 1996. The increase in net income reflects primarily the additional screens operated by the Company.

SIX MONTHS ENDED JULY 3, 1997 AND JUNE 27, 1996

TOTAL REVENUES -- Total revenues for the six months ended July 3, 1997 increased by 34.8% to $155.7 million from $115.5 million in the comparable 1996 period. This increase was due to a 29.0% increase in attendance attributable primarily to the net addition of 254 screens in fiscal 1996 and first six months of 1997 as well as strong film releases in the first six months of 1997. Of the $40.2 million net increase in revenues for the period, a $18.5 million increase was attributed to theatres previously operated by the Company, $4.3 million increase was attributed to theatres acquired by the Company, and $17.4 million increase was attributed to new theatres constructed by the Company. Average ticket prices increased 3.8% during the period, reflecting an increase in ticket prices and a greater proportion of larger market theatres in the 1997 period than in the same period in 1996. Average concession sales per customer increased 4.5% for the period, reflecting both an increase in consumption and, to a lesser degree, an increase in concession prices.

DIRECT THEATRE COSTS -- Direct theatre costs increased by 33.5% to $113.3 million for the six months ended July 3, 1997 from $84.9 million in the comparable 1996 period. Direct theatre costs as a percentage of total revenues decreased to 72.8% in the 1997 period from 73.5% in the 1996 period. The decrease of direct theatre costs as a percentage of total revenues was primarily attributable to better monitoring and control of costs at the Company's theatres, especially acquired theatres.

GENERAL AND ADMINISTRATIVE EXPENSES -- General and administrative expenses increased by 18.6% to $5.5 million for the six months ended July 3, 1997 from $4.6 million in the comparable 1996 period. As a percentage of total revenues, general and administrative expenses decreased to 3.5% in the 1997 period from 4.0% in the 1996 period.

DEPRECIATION AND AMORTIZATION -- Depreciation and amortization expense increased for the six months ended July 3, 1997 by 43.8% to $9.3 million from $6.5 million in the comparable 1996 period. This increase was primarily the result of theatre property additions associated with the Company's expansion efforts.

OPERATING INCOME -- Operating income for the six months ended July 3, 1997 increased by 54.6% to $27.7 million, or 17.8% of total revenues, from $17.9 million, or 15.5% of total revenues, in the comparable 1996 period.

INTEREST EXPENSE -- Interest expense decreased for the six months ended July 3, 1997 by 61.4% to $1.1 million from $2.9 million in the comparable 1996 period. The decrease was primarily due to lower average borrowings outstanding.

INCOME TAXES -- The provision for income taxes increased for the six months ended July 3, 1997 by 60.7% to $10.4 million from $6.4 million in the comparable 1996 period. The effective tax rate was 38.8% in the 1997 period as compared to 40.8% in the 1996 period as the 1996 period reflected certain merger expenses which are not deductible for tax purposes.

NET INCOME -- Net income for the six months ended July 3, 1997 increased by 75.0% to $16.3 million from $9.3 million in the comparable 1996 period. The increase in net income reflects primarily the additional screens operated by the Company, as well as strong film releases in the first six months of 1997.

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

The Company's capital requirements have arisen principally in connection with acquisitions of existing theatres, new theatre openings and the addition of screens to existing theatres have been financed with borrowings under the Company's loan agreement, equity financings and internally generated cash. On September 30, 1996, the

Company amended its $150 million revolving credit facility. The amendments to the loan agreement require that the indebtedness under the facility be amortized at a rate of $7.5 million per quarter commencing with the quarter ending September 30, 1999, and at a rate of $11.3 million per quarter commencing with the quarter ending September 30, 2001. The loan agreement requires the Company to comply with certain financial and other covenants, including maintaining a minimum net worth of not less than $230.0 million plus 50%of the Company's net income for each quarter commencing with the quarter ending June 27, 1996. On July 3, 1997, $100.0 million was outstanding under the Company's loan agreement.

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

On May 9, 1997, the Company completed the purchase of assets consisting of an existing 5 theatres with 32 screens, 4 theatres with 52 screens under development, and a 7 screen addition to an existing theatre from Magic Cinemas LLC, an independent theatre company with operations in New Jersey and Pennsylvania. The consideration paid was approximately $24.5 million in cash.

Subsequent to the end of the three-month period ended July 3, 1997, Regal consummated the acquisition of the business conducted by Cobb Theatres, L.L.C. (the "Cobb Theatres Acquisition"). In the Cobb Theatres Acquisition, Regal issued an aggregate of 2,837,594 shares of its common stock. The acquisition has been accounted for as a pooling of interests. Regal will recognize certain one time charges totaling approximately $4.0 million (net of tax) in its current quarter ending October 2, 1997, related to merger expenses and severance payments. In connection with the Cobb Theatres Acquisition, Regal assumed approximately $110 million of indebtedness, including $85 million of outstanding Senior Secured Notes (the "Notes"). Regal has commenced an offer to purchase all of the outstanding Notes at a purchase price determined on the basis of a fixed spread over the yield of Treasury Notes to the first call date for the Notes. Regal expects to finance the purchase price of the Notes with borrowings under a loan agreement with a bank lender. Regal will recognize certain one time charges totaling approximately $9.1 million (net of tax) in its current quarter ending October 2, 1997, relating to the purchase of the Notes (assuming all outstanding Notes are purchased).

At July 3, 1997, the Company had 167 multi-screen theatres with an aggregate of 1,417 screens. At such date, the Company had 20 new theatres with 293 new screens and 9 new screens at 2 existing locations under construction. The Company anticipates that its capital expenditures over the next 12 months will approximate $125 to $150 million. The Company believes that its capital needs for completion of theatre construction and development for at least the next 6 to 12 months will be satisfied by available credit under the loan agreement, as amended, internally generated cash flow and available cash and equivalents.

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

                          PART II -- OTHER INFORMATION

ITEM 2.       CHANGES IN SECURITIES.
--------------------------------------------------------------------------------
      On May 1, 1997, the shareholders of the Company approved a proposal to amend Section 5 of the Restated Charter of the Company to increase the number of authorized shares of the Company's common stock, no par value, from 50,000,000 to 100,000,000 shares.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
--------------------------------------------------------------------------------
      On May 1, 1997, the Company held its 1997 Annual Meeting of Shareholders. At the Annual Meeting, the shareholders of the Company elected the following persons to serve as directors for a term of three (3) years or until their successors are duly elected and qualified with the number of votes cast for and withheld as set forth opposite their names:

                                                           VOTES
                                            ------------------------------------
                                               FOR            WITHHOLD AUTHORITY
                                            -----------      -------------------
Philip D. Borack...........................  25,596,620            396,011

Michael E. Gellert.........................  25,611,337            381,294

William H. Lomicka.........................  25,612,374            380,257

      The shareholders of the Company also voted on a proposal to amend to the Company's Restated Charter to increase the number of authorized shares from 50,000,000 to 100,000,000 with the following number of votes cast for, against, abstaining or broker non-votes:


--------------------------------------------------------------------------------
           FOR                 AGAINST            ABSTAIN             NON-VOTE
--------------------------------------------------------------------------------
       23,767,762             2,069,132            27,911              127,826

      The shareholders of the Company also voted on a proposal to amend the Company's 1993 Employee Stock Incentive Plan to increase the number of shares issuable thereunder with the following number of votes cast for, against, abstaining or broker non-votes:

--------------------------------------------------------------------------------
           FOR                 AGAINST            ABSTAIN             NON-VOTE
--------------------------------------------------------------------------------
       17,322,224             4,774,475            40,830             3,855,102

      The shareholders of the Company also voted on a proposal to amend the Company's 1993 Outside Directors' Stock Option Plan to increase the number of shares issuable thereunder and increase the number of options granted to non-employee directors on the date of each annual meeting of shareholders with the following number of votes cast for, against, abstaining or broker non-votes:


--------------------------------------------------------------------------------
           FOR                 AGAINST            ABSTAIN             NON-VOTE
--------------------------------------------------------------------------------
       21,041,282             1,235,075            47,172             3,669,102

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------------
     (a)      Exhibits:

              (11)    Statement re:  computation of per share earnings

              (27)    Financial Data Schedule (for SEC use only)

     (b)      Reports on Form 8-K.

              No Current Reports on Form 8-K were filed for the quarterly period ended July 3, 1997.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        REGAL CINEMAS, INC.


Date: August 13, 1997                   By:   /s/ Michael L. Campbell
                                              ---------------------------------
                                              Michael L. Campbell, Chairman,
                                              President and
                                              Chief Executive Officer

                                        By:   /s/ Lewis Frazer III
                                              ---------------------------------
                                              Lewis Frazer III, Executive Vice
                                              President, Chief Financial
                                              Officer and Treasurer

                                  EXHIBIT INDEX




   ITEM                                     DESCRIPTION
------------        ----------------------------------------------------------
   (11)             Statement re: computation of per share earnings
   (27)             FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)