Form 10-Q
period 1997-10-02
REGAL CINEMAS INC
filed 1997-11-12
CIK 905035

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 2, 1997



                         Commission file number 0-21772
                                                -------

                              Regal Cinemas, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Tennessee                                    62-1412720
----------------------------------------    ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)



      7132 Commercial Park Drive
         Knoxville, Tennessee                             37918
----------------------------------------    ------------------------------------
(Address of Principal Executive Offices)                (Zip Code)



REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:            (423) 922-1123
                                                            --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X     No
                                      ---      ---

        Common Stock outstanding - 36,104,599 shares at November 6, 1997

                         PART I -- FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------


                               REGAL CINEMAS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                            (in thousands of dollars)


                                     ASSETS

                                                  October 2,      January 2,
                                                     1997            1997
                                                  ---------       ---------
Current assets:
   Cash and equivalents ....................      $  12,284       $  17,116
   Accounts receivable .....................          1,479           2,892
   Inventories .............................          2,097           2,024
   Prepaids and other current assets .......          7,839           6,168
   Refundable income taxes .................          1,611           3,477
   Deferred income taxes ...................          2,080              --
                                                  ---------       ---------
         Total current assets ..............         27,390          31,677
                                                  ---------       ---------
Property and equipment:
   Land ....................................         46,712          41,793
   Buildings and leasehold improvements ....        324,133         260,184
   Equipment ...............................        191,713         167,475
   Construction in progress ................         51,177          43,539
                                                  ---------       ---------
                                                    613,735         512,991
   Accumulated depreciation and amortization       (104,481)        (93,227)
                                                  ---------       ---------
         Total property and equipment, net .        509,254         419,764
Goodwill, net ..............................         40,352          28,804
Other assets ...............................          6,659           8,580
                                                  ---------       ---------
         Total assets ......................      $ 583,655       $ 488,825
                                                  =========       =========



                See accompanying notes to condensed consolidated
                              financial statements.

                               REGAL CINEMAS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
 -------------------------------------------------------------------------------
                 (in thousands of dollars, except share amounts)



LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                  October 2,    January 2,
                                                                     1997          1997
                                                                   --------      --------
Current liabilities:
   Current maturities of long-term debt ........................   $    275      $    761
   Accounts payable ............................................     22,302        36,101
   Accrued expenses ............................................      9,189        14,325
                                                                   --------      --------
       Total current liabilities ...............................     31,758        51,187

Long-term debt, less current maturities ........................    248,366       143,865
Other liabilities ..............................................      8,881        14,471
                                                                   --------      --------
         Total liabilities .....................................    289,005       209,523
                                                                   --------      --------


Shareholders' equity:
   Preferred stock, no par; 1,000,000 shares authorized, none
     issued ....................................................         --            --
   Common stock, no par; 100,000,000 shares authorized,
     36,085,953 and 35,977,325 shares issued and outstanding at
     October 2, 1997 and January 2, 1997, respectively .........    223,204       221,613

Retained earnings ..............................................     71,446        57,689
                                                                   --------      --------
                                                                    294,650       279,302
                                                                   --------      --------
         Total liabilities and stockholders' equity ............   $583,655      $488,825
                                                                   ========      ========



                See accompanying notes to condensed consolidated
                             financial statements.

                               REGAL CINEMAS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 -------------------------------------------------------------------------------
               (in thousands of dollars, except per share amounts)


                                                       Three Months Ended               Nine Months Ended
                                                    -------------------------       -------------------------
                                                    October 2,     October 3,       October 2,      October 3,
                                                       1997            1996            1997            1996
                                                    ---------       ---------       ---------       ---------
Revenues:
     Admissions ..............................      $  87,147       $  76,070       $ 237,602       $ 196,356
     Concessions .............................         37,641          33,024         100,637          82,060
     Other operating revenues ................          3,332           3,854          10,269           8,772
                                                    ---------       ---------       ---------       ---------
     Total Revenues ..........................        128,120         112,948         348,508         287,188
                                                    ---------       ---------       ---------       ---------
Operating Expenses:
     Film rental and advertising costs .......         48,602          41,605         129,900         105,832
     Cost of concessions and other ...........          3,956           4,568          12,371          11,290
     Theatre operating expenses ..............         38,851          34,159         113,963          94,504
     General & administrative expenses .......          3,392           4,108          12,936          12,502
     Depreciation & amortization .............          7,078           6,104          21,538          17,313
     Merger expenses .........................          7,789              --           7,789           1,639
     Loss on impairment of assets ............          4,960              --           4,960              --
                                                    ---------       ---------       ---------       ---------
Total operating expenses .....................        114,628          90,544         303,457         243,080

Other income (expense):
Interest expense .............................         (3,379)         (2,544)         (9,456)         (9,988)
Interest income ..............................            560             275             734             501
Other ........................................           (122)            (98)           (453)            290
                                                    ---------       ---------       ---------       ---------
Income before income taxes and extraordinary
     item ....................................         10,551          20,037          35,876          34,911
Provision for income taxes ...................         (2,300)        (10,067)        (12,099)        (16,267)
                                                    ---------       ---------       ---------       ---------
Income before extraordinary item .............          8,251           9,970          23,777          18,644

Extraordinary item:
     Loss on extinguishment of debt, net of
         applicable taxes ....................        (10,020)             --         (10,020)           (751)
                                                    ---------       ---------       ---------       ---------
Net income (loss) ............................      $  (1,769)      $   9,970       $  13,757       $  17,893
                                                    =========       =========       =========       =========
GST Dividends ................................             --              --              --            (229)
                                                    ---------       ---------       ---------       ---------
Net income (loss) applicable to common stock .      $  (1,769)      $   9,970       $  13,757       $  17,664
                                                    =========       =========       =========       =========
Earnings (loss) per common share before effect
     of extraordinary item:
         Primary .............................      $     .22       $     .27       $     .64       $     .54
                                                    =========       =========       =========       =========
         Fully diluted .......................      $     .22       $     .27       $     .64       $     .54
                                                    =========       =========       =========       =========
Extraordinary item:
         Primary .............................      $    (.27)      $      --       $    (.27)      $     .02
                                                    =========       =========       =========       =========
         Fully diluted .......................      $    (.27)      $      --       $    (.27)      $     .02
                                                    =========       =========       =========       =========
Earnings (loss) per common share:
         Primary .............................      $    (.05)      $     .27       $     .37       $     .52
                                                    =========       =========       =========       =========
         Fully diluted .......................      $    (.05)      $     .27       $     .37       $     .52
                                                    =========       =========       =========       =========


                See accompanying notes to condensed consolidated
                             financial statements.

                               REGAL CINEMAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 -------------------------------------------------------------------------------
                            (in thousands of dollars)

                                                                        Nine Months Ended
                                                                    -------------------------
                                                                    October 2,     October 3,
                                                                      1997            1996
                                                                    ---------       ---------
Cash flows from operating activities:
Net income ...................................................      $  13,757       $  17,893
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization ........................         21,538          17,313
        Loss on extinguishment of debt .......................         10,020             751
        Loss on impairment of assets .........................          4,960              --
        Deferred income taxes ................................         (4,750)          3,284
        Changes in operating assets and liabilities:
          Accounts receivable ................................          1,413            (159)
          Inventories ........................................            (73)            (72)
          Prepaids and other current assets ..................         (1,671)         (1,329)
          Refundable income taxes ............................          1,866            (799)
          Accounts payable ...................................        (13,799)         (5,175)
          Accrued expenses and other liabilities .............         (8,064)            188
                                                                    ---------       ---------
               Net cash provided by operating activities .....         25,197          31,895
Cash flows from investing activities:
   Capital expenditures, net .................................       (113,551)        (82,894)
   Investment in goodwill and other assets ...................        (22,083)         (9,253)
                                                                    ---------       ---------
               Net cash used in investing activities .........       (135,634)        (92,147)
Cash flows from financing activities:
   Net borrowings (payments) on long-term debt ...............        104,015         (66,858)
   Dividends paid to GST shareholders ........................             --            (500)
   Net proceeds from issuance of common stock ................          1,500         126,684
   Stock compensation expense ................................             90              90
                                                                    ---------       ---------
               Net cash provided by financing activities .....        105,605          59,416
                                                                    ---------       ---------
Net increase (decrease) in cash and equivalents ..............         (4,832)           (836)
Cash and equivalents at beginning of period ..................         17,116           7,035
                                                                    ---------       ---------
Cash and equivalents at end of period ........................      $  12,284       $   6,199
                                                                    =========       =========


                See accompanying notes to condensed consolidated
                             financial statements.

                               REGAL CINEMAS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
 -------------------------------------------------------------------------------


1.   THE COMPANY AND BASIS OF PRESENTATION

     Regal Cinemas, Inc. ("Regal") and its wholly owned subsidiaries, Litchfield Theatres, Ltd. ("Litchfield"), Neighborhood Entertainment, Inc. ("Neighborhood") and Georgia State Theatres, Inc. ("GST") and the entities through which Cobb Theatres, L.L.C. and Tricob Partnership, an entity controlled by the members of Cobb, L.L.C. conducted their business ("Cobb Theatres"); collectively referred to as the "Company" operate multi-screen motion picture theatres principally throughout the eastern United States. During May 1997, Litchfield, Neighborhood and GST were merged with and into Regal. The Company formally operates on a fiscal year ending on the Thursday closest to December 31.

     On May 30, 1996 and July 31, 1997, Regal issued 1,410,213 and 2,837,594 shares of its common stock for all of the outstanding common stock of GST and Cobb Theatres, respectively. The mergers have been accounted for as a pooling of interests and, accordingly, these condensed consolidated financial statements have been restated for all periods to include the results of operations and financial positions of GST and Cobb Theatres.

     Separate results of the combining entities for the three and nine month periods ended October 2, 1997 and the three and nine month periods ended October 3, 1996 are as follows:


                                               Three Months  Three Months  Nine Months  Nine Months
                                                  Ended         Ended         Ended        Ended
                                                October 2,    October 3,    October 2,   October 3,
                                                  1997          1996           1997         1996
                                                ---------     ---------     ---------     ---------
                                                                 (in thousands)

 Revenues:
   Regal ...................................    $ 111,651     $  79,746     $ 267,357     $ 190,575
   GST (through May 30 for 1996) ...........           --            --            --         4,709
   Cobb Theatres (through July 31 for 1997)        16,469        33,202        81,151        91,904
                                                ---------     ---------     ---------     ---------
                                                $ 128,120     $ 112,948     $ 348,508     $ 287,188
                                                =========     =========     =========     =========
Net income (loss):
   Regal ...................................    $     648     $  11,855     $  16,518     $  21,106
   GST (through May 30 for 1996) ...........           --            --            --            90
   Cobb Theatres (through July 31 for 1997)        (2,417)       (1,885)       (2,761)       (3,303)
                                                ---------     ---------     ---------     ---------
                                                $  (1,769)    $   9,970     $  13,757     $  17,893
                                                =========     =========     =========     =========

     The net income for GST for the five months ended May 30, 1996, reflects approximately $1.2 million (net of applicable income taxes) of expense associated with the merger, principally legal and accounting fees, and severance related costs. The net loss for Cobb Theatres for the seven months ended July 31, 1997, reflects approximately $3.5 million (net of applicable income taxes) of expense associated with the merger, principally legal and accounting fees and severance related costs.

2.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of October 2, 1997, the condensed consolidated statements of income for the three months and nine months ended October 2, 1997 and October 3, 1996, and the condensed consolidated statements of cash flows for the nine months ended October 2, 1997 and October 3, 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The January 2, 1997 information has been derived from the audited January 2, 1997 balance sheet of Regal Cinemas, Inc.

                               REGAL CINEMAS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
 -------------------------------------------------------------------------------

3.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

     It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Report filed on Form 8-K/A dated September 10, 1997. The results of operations for the three and nine month periods ended October 2, 1997 are not necessarily indicative of the operating results for the full year.

4.   INCOME TAXES

     The Company's effective income tax rate differs from the expected federal income tax rate of 35% due to the inclusion of state income taxes, a $2.3 million reduction in deferred tax asset valuation allowance due to the expected level of financial reporting and taxable income to be reported by Cobb Theatres and the nondeductibility of certain merger expenses.

5.   LONG-TERM DEBT

     Long-term debt at October 2, 1997 and January 2, 1997, consists of the following:

                                                                                     October 2,    January 2,
                                                                                       1997          1997
                                                                                     ---------     ---------
                                                                                         (in thousands)
$125,000,000 Regal senior subordinated notes due October 1, 2007 with interest payable semiannually at 8.5%. Notes are redeemable, in whole or in part, at the option of the Company at any time on or after October 1, 2002, at the redemption prices (expressed as percentages of the principal amount thereof) set forth below together with accrued and unpaid interest to the redemption date, if redeemed during the 12 month period beginning on October 1 of the years indicated:

            Year                        Redemption Price
            ----                        ----------------
            2002                        104.250%
            2003                        102.033%
            2004                        101.417%
            2005 and thereafter         100.000%                                       125,000            --


$150,000,000 Regal senior reducing revolving credit facility which expires on
June 30, 2003, with interest payable quarterly, at LIBOR (5.7% at October 2,
1997) plus .65%. Draw capability will expire on June 30, 1999. Repayment of the outstanding balance on the credit facility will begin September 30, 1999, and consist of 5% of the outstanding balance on a quarterly basis through June 30,
2001. Thereafter, payments will be 7.5% of the outstanding balance quarterly
through June 30, 2003 ...........................................................    $ 122,000     $  51,000

$85,000,000 Cobb Theatres notes due March 1, 2003, with interest payable
semiannually at 10 5/8%..........................................................          170        85,000

Notes payable to banks at rates ranging from prime plus 0.5% to 2.0% ............           --         6,908

Other ...........................................................................        1,471         1,718
                                                                                     ---------     ---------
                                                                                     $ 248,641     $ 144,626
Less current maturities .........................................................         (275)         (761)
                                                                                     ---------     ---------
                                                                                     $ 248,366     $ 143,865
                                                                                     =========     =========

                               REGAL CINEMAS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
 -------------------------------------------------------------------------------


 5.  LONG-TERM DEBT, CONTINUED

     The Company's debt at October 2, 1997, is scheduled to mature as follows:

     (in thousands)


                        1997 ..............    $    275
                        1998 ..............         367
                        1999 ..............         829
                        2000 ..............          --
                        2001 ..............          --
                        Thereafter              247,170
                                               --------
                        Total                  $248,641
                                               ========

     On August 14, 1997, the Company commenced a tender offer for all of the Cobb Notes and a consent solicitation in order to effect certain changes in the Indenture. Upon completion of the tender offer, holders had tendered and given consents with respect to 96.86% of the outstanding principal amount of the Cobb Notes. In addition, the Company and the trustee executed a supplement to the Indenture, effecting the proposed amendments which included, among other things, the elimination of all financial covenants and the release of security for the Cobb Notes. On September 18, 1997, the Company paid, for each $1,000 principal amount, $1,136.97 (of which $10.00 constituted a consent payment) for Cobb Notes tendered on or prior to August 28, 1997 and $1,126.97 for Cobb Notes tendered after August 28, 1997, plus, in each case, accrued and unpaid interest of $5.02. After completion of the tender offer, the Company purchased an additional $2,500,000 of the aggregate principal amount of the Cobb Notes. Regal financed the purchase price of the Cobb Notes with borrowings under a loan agreement with a bank. All such borrowings were repaid with a portion of the net proceeds of the offering of the $125,000,000 Regal Senior Subordinated Notes. Regal recognized an extraordinary charge totaling approximately $9.5 million (net of tax) in the quarter ended October 2, 1997, relating to the purchase of the Cobb Notes. On October 8, 1997, the Company entered into its new Bank Revolving Credit Facility which permits borrowings of up to $250,000,000. On such date, the Company had outstanding borrowings of $122,000,000 under the Bank Revolving Credit Facility.

                               REGAL CINEMAS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
 -------------------------------------------------------------------------------

6.   EARNINGS PER SHARE

     Primary earnings per share have been computed by dividing net income applicable to common stock (net income less dividend requirements) by the weighted average number of common and common equivalent shares outstanding during each period. Shares issued in connection with the GST and Cobb Theatres mergers have been included in shares outstanding for all periods presented. Common equivalent shares have been calculated using the treasury stock method assuming that the options were outstanding during each period presented and that the fair value of the Company's common stock during each period was equal to the initial public offering price. Common equivalent shares relating to options issued subsequent to the initial public offering have been calculated using the treasury stock method for the portion of each period for which the options were outstanding and using the fair value of the company's common stock for each of the respective periods. All per share data has also been adjusted to give effect to the September 1996 common stock split. After giving effect to the items described above, primary earnings per common share have been computed based on the assumed weighted average number of common and common equivalent shares outstanding in each period ((in thousands) 37,226 shares for the three month period ended October 2, 1997; and 36,885 shares for the three month period ended October 3, 1996 and 37,211 shares for the nine month period ended October 2, 1997 and 33,882 shares for the nine month period ended October 3, 1996). Fully diluted earnings per common share utilizes net income before preferred dividends based upon the assumed weighted average number of common and common equivalent shares outstanding in each period ((in thousands) 37,226 shares for the three month period ended October 2, 1997; and 36,885 shares for the three month period ended October 3, 1996 and 37,211 shares for the nine month period ended October 2, 1997 and 33,882 shares for the nine month period ended October 3, 1996).

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         The following analysis of the financial condition and results of operations of Regal Cinemas, Inc. ("Regal") includes the results of Litchfield Theatres, Ltd. ("Litchfield"), Neighborhood Entertainment, Inc. ("Neighborhood"), Georgia State Theatres, Inc. ("GST") and Cobb Theatres, L.L.C. and entities through which Cobb Theatres, L.L.C. and Tricob Partnership, an entity controlled by Cobb Theatres, L.L.C. members, conducted their business ("Cobb Theatres"), collectively referred to as the "Company," and should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included herein. Regal consummated the acquisitions of Litchfield, Neighborhood, GST, and Cobb Theatres on June 15, 1994, April 17, 1995, May 30, 1996 and July 31, 1997, respectively. These four acquisitions have been accounted for as poolings of interest. During May 1997, Litchfield, Neighborhood and GST were merged with and into Regal.

BACKGROUND OF REGAL

         Regal has achieved significant growth in theatres and screens since its formation in November of 1989. Since inception through October 2, 1997, Regal acquired 187 theatres with 1,432 screens, developed 51 new theatres with 597 screens and added 82 new screens to acquired theatres. Theatres developed by Regal typically generate positive theatre level cash flow within the first three months following commencement of operation and reach a mature level of attendance within one to three years following commencement of operation. Regal does not defer any preopening costs associated with opening its theatres and expenses such costs in the period incurred. Theatre closings have had no significant effect on the operations of Regal.

RESULTS OF OPERATIONS

         The Company's revenues are generated primarily from box office receipts and concession sales. Additional revenues are generated by electronic video games located adjacent to the lobbies of certain of the Company's theatres, and by on-screen advertisements and revenues from the Company's four entertainment centers which are adjacent to theatre complexes. Direct theatre costs consist of film rental costs, costs of concessions and theatre operating expenses. Film rental costs are related to the popularity of a film and the length of time since the film's release and generally decline as a percentage of admission revenues the longer a film has been released. Because certain concession items, such as fountain drinks and popcorn, are purchased in bulk and not pre-packed for individual servings, the Company is able to improve its margins by negotiating volume discounts. Theatre operating expenses consist primarily of theatre labor and occupancy costs. Future increases in minimum wage requirements or legislation requiring additional employer funding of health care, among other things, may increase theatre operating expenses as a percentage of total revenues.

         The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items reflected in the Company's consolidated statements of income.


                                                        Percentage of Total Revenues
                                            -------------------------------------------------
                                               Three Months Ended         Nine Months Ended
                                            -----------------------    ----------------------
                                            October 2,   October 3,    October 2,  October 3,
                                               1997         1996          1997        1996
                                            ---------    ----------    ----------  ----------
Revenues:
     Admissions ......................         68.0%        67.3%        68.2%        68.4%
     Concession ......................         29.4%        29.3%        28.9%        28.5%
     Other ...........................          2.6%         3.4%         2.9%         3.1%
                                              ------       ------       ------       ------
     Total Revenues ..................        100.0%       100.0%       100.0%       100.0%
Operating Expenses:
     Film rental and advertising costs         37.9%        36.9%        37.3%        36.8%
     Cost of concessions and other ...          3.1%         4.0%         3.5%         3.9%
     Theatre operating expenses ......         30.3%        30.3%        32.7%        32.9%
     General & administrative
         expenses ....................          2.7%         3.6%         3.7%         4.4%
     Depreciation & amortization .....          5.5%         5.4%         6.2%         6.0%
     Merger expenses .................          6.1%         --           2.3%         0.6%
     Loss on impairment of assets ....          3.9%         --           1.4%         --
                                              ------       ------       ------       ------
         Total operating expenses ....         89.5%        80.2%        87.1%        84.6%
Other income (expense):
     Interest expense ................         (2.6%)       (2.3%)       (2.7%)       (3.5%)
     Interest income .................          0.4%         0.2%         0.2%         0.2%
     Other ...........................         (0.1%)        --          (0.1%)        0.1%
                                              ------       ------       ------       ------
     Income before taxes and
         extraordinary item ..........          8.2%        17.7%        10.3%        12.2%
Provision for income taxes ...........         (1.8%)       (8.9%)       (3.5%)       (5.7%)
                                              ------       ------       ------       ------
Income before extraordinary item .....          6.4%         8.8%         6.8%         6.5%
Extraordinary item:
     Loss on extinguishment of debt ..         (7.8%)        --          (2.9%)       (0.3%)
                                              ------       ------       ------       ------
NET INCOME (LOSS) ....................         (1.4%)        8.8%         3.9%         6.2%
                                              ======       ======       ======       ======

THREE MONTHS ENDED OCTOBER 2, 1997 AND OCTOBER 3, 1996

         TOTAL REVENUES -- Total revenues for the third quarter of fiscal 1997 increased by 13.4% to $128.1 million from $112.9 million in the comparable 1996 period. This increase was due to a 8.6% increase in attendance attributable primarily to the net addition of 346 screens in fiscal 1996 and first nine months of 1997. Of the $15.2 million net increase in revenues for the period, a $0.9 million decrease was attributed to theatres previously operated by the Company, $3.2 million increase was attributed to theatres acquired by the Company, and $12.9 million increase was attributed to new theatres constructed by the Company. Average ticket prices increased 5.5% during the period, reflecting an increase in ticket prices and a greater proportion of larger market theatres in the 1997 period than in the same period in 1996. Average concession sales per customer increased 4.9% for the period, reflecting both an increase in consumption and, to a lesser degree, an increase in concession prices.

         DIRECT THEATRE COSTS -- Direct theatre costs increased by 14.2% to $91.7 million in the third quarter 1997 from $80.3 million in the third quarter 1996. Direct theatre costs as a percentage of total revenues increased to 71.3% in the 1997 period from 71.2% in the 1996 period. The increase of direct theatre costs as a percentage of total revenues was primarily attributable to higher film rental and advertising costs as a percentage of total revenues.

         GENERAL AND ADMINISTRATIVE EXPENSES -- General and administrative expenses decreased by 17.4% to $3.4 million in the third quarter 1997 from $4.1 million in the third quarter 1996. As a percentage of total revenues, general and administrative expenses decreased to 2.7% in the 1997 period from 3.6% in the 1996 period.

         DEPRECIATION AND AMORTIZATION -- Depreciation and amortization expense increased in the third quarter 1997 by 16.0% to $7.1 million from $6.1 million in the third quarter 1996. This increase was primarily the result of theatre property additions associated with the Company's expansion efforts.

         OPERATING INCOME -- Operating income for the third quarter 1997 decreased by 39.8% to $13.5 million, or 10.5% of total revenues, from $22.4 million, or 19.8% of total revenues, in the third quarter 1996. Before nonrecurring expenses primarily associated with the Cobb merger, operating income for the third quarter of 1997 was $26.2 million or 20.5% of total revenues.

         INTEREST EXPENSE -- Interest expense increased in the third quarter 1997 by 32.8% to $3.4 from $2.5 million in the third quarter 1996. The increase was primarily due to higher average borrowings outstanding.

         INCOME TAXES -- The provision for income taxes decreased in the third quarter 1997 by 77.2% to $2.3 million from $10.0 million in the third quarter 1996. The effective tax rate was 21.8% in the 1997 period as compared to 50.2% in the 1996 period as each period reflected certain merger expenses which were not deductible for tax purposes and the 1997 period reflected a $2.3 million benefit associated with a deferred tax asset valuation allowance adjustment related to Cobb Theatres.

         NET INCOME (LOSS) -- The net loss in the third quarter 1997 was $1.8 million as compared to $10.0 million in the third quarter of 1996. Net income before nonrecurring items was $14.4 million or 11.3% of total revenues in the third quarter of 1997 as compared to $10.0 million of 8.8% of total revenues in the 1996 period.

NINE MONTHS ENDED OCTOBER 2, 1997 AND OCTOBER 3, 1996

         TOTAL REVENUES -- Total revenues for the nine months ended October 2, 1997 increased by 21.4% to $348.5 million from $287.2 million in the comparable 1996 period. This increase was due to a 15.0% increase in attendance attributable primarily to the net addition of 346 screens in fiscal 1996 and first nine months of 1997 as well as strong film releases in the first nine months of 1997. Of the $61.3 million net increase in revenues for the period, a $29.3 million increase was attributed to theatres previously operated by the Company, $5.6 million increase was attributed to theatres acquired by the Company, and $26.4 million increase was attributed to new theatres constructed by the Company. Average ticket prices increased 5.3% during the period, reflecting an increase in ticket prices and a greater proportion of larger market theatres in the 1997 period than in the same period in 1996. Average concession sales per customer increased 6.7% for the period, reflecting both an increase in consumption and, to a lesser degree, an increase in concession prices.

         DIRECT THEATRE COSTS -- Direct theatre costs increased by 21.1% to $256.2 million for the nine months ended October 2, 1997 from $211.6 million in the comparable 1996 period. Direct theatre costs as a percentage of total revenues decreased to 73.5% in the 1997 period from 73.7% in the 1996 period. The decrease of direct theatre costs as a percentage of total revenues was primarily attributable to lower cost of concessions.

         GENERAL AND ADMINISTRATIVE EXPENSES -- General and administrative expenses increased by 3.5% to $12.9 million for the nine months ended October 2, 1997 from $12.5 million in the comparable 1996 period. As a percentage of total revenues, general and administrative expenses decreased to 3.7% in the 1997 period from 4.4% in the 1996 period.

         DEPRECIATION AND AMORTIZATION -- Depreciation and amortization expense increased for the nine months ended October 2, 1997 by 24.4% to $21.5 million from $17.3 million in the comparable 1996 period. This increase was primarily the result of theatre property additions associated with the Company's expansion efforts.

         OPERATING INCOME -- Operating income for the nine months ended October 2, 1997 increased by 2.1% to $45.0 million, or 12.9% of total revenues, from $44.1 million, or 15.4% of total revenues, in the comparable 1996 period. Before nonrecurring expenses, operating income was $57.8 million or 16.6% of total revenues in the 1997 period as compared to $45.7 million of $15.9% of total revenues for the 1996 period.

         INTEREST EXPENSE -- Interest expense decreased for the nine months ended October 2, 1997 by 5.3% to $9.5 million from $10.0 million in the comparable 1996 period. The decrease was primarily due to lower average borrowings outstanding.

         INCOME TAXES -- The provision for income taxes decreased for the nine months ended October 2, 1997 by 25.6% to $12.1 million from $16.2 million in the comparable 1996 period. The effective tax rate was 33.7% in the 1997 period as compared to 46.6% in the 1996 period as each period reflected certain merger expenses which were not deductible for tax purposes and the 1997 period reflected a $2.3 million tax benefit associated with a deferred tax asset valuation allowance adjustment related to Cobb Theatres.

         NET INCOME -- Net income for the nine months ended October 2, 1997 decreased by 22.1% to $13.8 million from $17.9 million in the comparable 1996 period. Net income fore nonrecurring items was $30.0 million or 8.6% of total revenues in the 1997 period as compared to $19.8 million or 6.9% of total revenues for the comparable 1996 period.

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

         The Company's capital requirements have arisen principally in connection with acquisitions of existing theatres, new theatre openings and the addition of screens to existing theatres and have been financed with equity (including equity issued in connection with acquisitions and public offerings), borrowings under the Company's loan agreement and internally generated cash. On October 8, 1997, the Company entered into a new loan agreement to establish a new bank revolving credit facility (the "Bank Revolving Credit Facility"), which permits borrowings of up to $250 million. The Company borrowed $122 million to pay in full all amounts outstanding under its former revolving credit facility. Under the Bank Revolving Credit Facility, the Company is required to comply with certain financial and other covenants, including maintaining a minimum net worth of not less than 90% of the Company's consolidated net worth on October 8, 1997 plus 50% of the Company's net income for each quarter commencing after October 2, 1997.

         During 1994, 1995 and 1996, the Company effected four acquisitions (including those accounted for as poolings of interests). The aggregate consideration paid in connection with such acquisitions was $29.5 million in cash, the issuance of 3,169,522 shares of Common Stock and the assumption of approximately $13 million of debt.

         On June 10, 1996, the Company completed a public offering of 4,312,500 shares of the Company's Common Stock at $30.83 per share. The total proceeds to the Company from the offering were approximately $126.5 million, net of the underwriting discount and other expenses of $6.5 million and were used to repay amounts outstanding under the Company's revolving credit facility.

         On May 9, 1997, the Company completed the purchase of assets consisting of an existing five theatres with 32 screens, four theatres with 52 screens under development, and a seven screen addition to an existing theatre from Magic Cinemas LLC, an independent theatre company with operations in New Jersey and Pennsylvania. The consideration paid was approximately $24.5 million in cash.

         On July 31, 1997, Regal consummated the acquisition of the business conducted by Cobb Theatres, L.L.C. (the "Cobb Theatres Acquisition"). The aggregate consideration paid by the Company was 2,837,594 shares of its Common Stock. The acquisition has been accounted for as a pooling of interests. In connection with the Cobb Theatres Acquisition, Regal assumed approximately $110 million of liabilities, including $85 million of outstanding Senior Secured Notes (the "Cobb Notes"). On August 14, 1997, the Company commenced a tender offer for all of the Cobb Notes and a consent solicitation in order to effect certain changes in the Indenture. Upon the completion of the tender offer, the Company purchased an aggregate of 96.86% of the principal amount of the Cobb Notes outstanding. In addition, the Company and the trustee executed a supplement to the Indenture, effecting the proposed amendments which included, among other things, the elimination of all financial covenants and the release of security for the Cobb Notes. On September 18, 1997, the Company paid, for each $1,000 principal amount, $1,136.97 (of which $10.00 constituted a consent payment) for Cobb Notes tendered on or prior to August 28, 1997 and $1,126.97 for Cobb Notes tendered after August 28, 1997, plus, in each case, accrued and unpaid interest of $5.02. After completion of the tender offer, the Company purchased an additional $2,500,000 aggregate principal amount of the Cobb Notes. Regal financed the purchase price of the Cobb Notes with borrowings under a loan agreement with a bank. All such borrowings were repaid with a portion of the net proceeds of the offering of the $125,000,000 Regal Senior Subordinated Notes. Regal recognized an extraordinary charge totaling approximately $9.5 million (net of tax) in the quarter ended October 2, 1997, relating to the purchase of the Cobb Notes. On October 8, 1997, the Company entered into its new Bank Revolving Credit Facility which permits borrowings of up to $250,000,000. On such date, the Company had outstanding borrowings of $122,000,000 under the Bank Revolving Credit Facility.

         At October 2, the Company had 238 multi-screen theatres with an aggregate of 2,111 screens. At such date, the Company had 19 new theatres with 333 screens and 17 screens at 4 existing locations under construction. The Company intends to develop approximately 140 to 160 screens during the balance of 1997 and approximately 500 to 600 screens during 1998. The Company expects that the capital expenditures in connection with its development plan will aggregate approximately $40 million to $50 million for the balance of 1997 and $200 million to $225 million during 1998. The Company believes that its capital needs for completion of theatre construction and development for at least the next 6 to 12 months will be satisfied by available credit under the loan agreements, as amended, internally generated cash flow and available cash and equivalents.

NEW ACCOUNTING PRONOUNCEMENTS

         In February 1997, the FASB issued Statement of Accounting Standards No. 128, Earnings Per Share ("EPS"). The Statement simplifies the standards for computing earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. Additionally, the Statement requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the diluted EPS calculation. The Company plans to adopt the provisions of Statement 128 in fiscal year 1997 and had the statement been in effect for the periods reflected herein, basic earnings per share would be $0.38 and $0.54 for the nine month periods ended October 2, 1997 and October 3, 1996, respectively.

         In June 1997, the FASB issued Statement of Accounting Standards No. 130, Reporting Comprehensive Income, which requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company plans to adopt the provisions in 1997. This Statement is effective for fiscal years beginning after December 15, 1997 and the impact on the Company's financial statements has not been determined.

         Additionally, in June 1997, the FASB issued Statement of Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires that an enterprise (a) report financial and descriptive information about its reportable operating segments and (b) report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets with reconciliations of such amounts to the enterprise's financial statements and (c) report information about revenues derived from the Company's products or services and information about major customers. This Statement is effective for fiscal years beginning after December 15, 1997.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------------

     (a)      Exhibits:

              (10)    Loan Agreement dated October 8, 1997

              (11)    Statement re:  computation of per share earnings

              (27)    Financial Data Schedule (for SEC use only)

     (b)      Reports on Form 8-K.

              The Company filed the following Current Reports on Form 8-K during the quarter ended October 2, 1997:

              Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 14, 1997.

              Current Report on Form 8-K/A, Amendment No. 1, as filed with the Securities and Exchange Commission on September 10, 1997.

              Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 25, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              REGAL CINEMAS, INC.


Date: November 12, 1997
                              By:   /s/ Michael L. Campbell
                                    --------------------------------------------
                                    Michael L. Campbell, Chairman, President and
                                    Chief Executive Officer

                              By:   /s/ Lewis Frazer III
                                    --------------------------------------------
                                    Lewis Frazer III, Executive Vice President,
                                    Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX




            Item          Description
            ----          ------------------------ -----------------------
            (10)          Loan Agreement dated October 8, 1997
            (11)          Statement re: computation of per share earnings
            (27)          Financial Data Schedule (for SEC use only)