Form 10-K
period 1998-01-01
REGAL CINEMAS INC
filed 1998-03-31
CIK 905035

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 1998
                                                  Commission file number 0-21772


                               REGAL CINEMAS, INC.
             (Exact name of registrant as specified in its charter)


            Tennessee                                  62-1412720
---------------------------------        --------------------------------------
  (State or other jurisdiction           (I.R.S. employer identification number)
of incorporation or organization)

      7132 Commercial Park Drive
         Knoxville, Tennessee                                37918
----------------------------------------         ------------------------------
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (423) 922-1123

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, no par value per share
             ---------------------------------------------------------
                                (Title of class)


         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 25, 1998, was $976,000,000 approximately. The market value calculation was determined using the closing sale price of the Registrant's common stock on March 25, 1998, as reported on The Nasdaq Stock Market's National Market.

Shares of common stock, no par value per share, outstanding on March 17, 1998, were 36,119,028.

                               REGAL CINEMAS, INC.
                             FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


                                                                              Page
                                                                              ----
PART I..........................................................................1
         Item 1. Business.......................................................1
              Strategy..........................................................1
              Theatre Operations................................................3
              Film Licensing....................................................4
              Complementary Concepts............................................6
              Industry Overview.................................................6
              Competition.......................................................7
              Regulation........................................................8
              Employees.........................................................8
              Recent Developments...............................................8
              Risk Factors......................................................9
         Item 2. Properties....................................................11
         Item 3. Legal Proceedings.............................................11
         Item 4. Submission of Matters to a Vote of Security-Holders...........11

PART II........................................................................12
         Item 5. Market for the Registrant's Common Equity and Related
                   Shareholder Matters.........................................12
         Item 6. Selected Financial Data.......................................12
         Item 7. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.........................14
              Overview.........................................................14
              Background of Regal..............................................14
              Results of Operations............................................14
              Fiscal Years Ended January 1, 1998 and January 2, 1997...........16
              Fiscal Years Ended January 2, 1997 and December 28, 1995.........16
              Liquidity and Capital Resources..................................17
              Recent Developments..............................................19
              New Accounting Pronouncements....................................19
         Item 8. Financial Statements and Supplementary Data...................19
              Index to Financial Statements....................................19
         Item 9. Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure.........................41

PART III.......................................................................42
         Item 10. Directors and Executive Officers of the Registrant...........42
         Item 11. Executive Compensation.......................................44
         Item 12. Security Ownership of Certain Beneficial
                    Owners and Management......................................49
         Item 13. Certain Relationships and Related Transactions...............50

PART IV........................................................................51
         Item 14. Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K........................................51

SIGNATURES.....................................................................54

INDEX TO EXHIBITS..............................................................55

                               REGAL CINEMAS, INC.

                                     PART I


ITEM 1. BUSINESS

         Regal Cinemas, Inc. ("Regal" or the "Company") is the second largest motion picture exhibitor in the United States based on screens in operation. At January 1, 1998, the Company operated 256 multiplex theatres with an aggregate of 2,306 screens in 22 states. Since inception, Regal has increased its average screens per location from 4.8 to 9.0 screens, which management believes is among the highest in the industry, as compared to the average of approximately 6.2 screens for the five largest motion picture exhibitors at May 1, 1997. The Company has also achieved substantial growth in revenues and EBITDA. For the fiscal year ended January 1, 1998, the Company generated revenue and EBITDA (excluding nonrecurring merger costs) of approximately $479 million and $111 million, respectively. As a result of the Company's focus on increasing operating efficiencies and on strict cost controls, Regal has increased its margins each year, achieving what management believes are the highest operating margins in the motion picture exhibition industry. From 1992 to 1997, operating margins increased from 7.7% to 16.8%. As of January 1, 1998, the Company had a total equity market capitalization of approximately $1.0 billion.

         The Company was incorporated under the laws of the State of Tennessee in November 1989. The Company's principal offices are located at 7132 Commercial Park Drive, Knoxville, Tennessee 37918, and its telephone number is (423) 922-1123.

STRATEGY

         OPERATING STRATEGY. Management believes the following characteristics are the key elements of its operating strategy:

         - Multiplex Theatres. Management believes that the Company's multiplex theatres, substantially all of which show first-run movies, promote increased attendance and maximize operating efficiencies through reduced labor costs and improved utilization of theatre capacity. The Company's multiplex theatres enable it to offer a diverse selection of films; stagger movie starting times; increase management's flexibility in determining the number of weeks that a film will run and the size of the auditorium in which it is shown; and serve patrons from common support facilities.

        - Cost Control. The Company's tight cost control drives its operating margins, which management believes are the highest in the movie exhibition industry. Management's focus on cost control extends from theatre development through operation of the Company's theatres. Management believes that it is able to reduce construction and operating costs by designing prototype theatres adaptable to a variety of locations and by actively supervising all aspects of construction. In addition, through the use of detailed daily management reports, the Company closely monitors theatre level costs. A significant component of theatre level management's compensation is based on controlling operating expenses at the theatre level. The shifting of films to smaller auditoriums within a theatre to accommodate changing attendance levels allows the Company to exhibit films on a more cost effective basis.

        - Patron Satisfaction/Quality Control. Regal emphasizes conveniently located, modern, high quality facilities that offer a wide variety of films. To maintain quality and consistency within the Company's theatres, Regal conducts regular inspections of each theatre and operates a "mystery shopper" program. To enhance the movie going experience, the Company invests in high quality projection and stereo sound equipment, including the latest digital surround-sound systems. As of January 1, 1998, the Company had 68% of its theatres equipped with digital surround-sound systems.

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

        - Marketing. Regal actively markets its theatres through grand opening promotions, including "VIP" preopening parties, direct mail campaigns, television commercials in certain markets and promotional activities, such as live music, spotlights and skydivers, which frequently generate media coverage. Regal also utilizes special marketing programs for specific films and concession items. Regal develops patron loyalty through a number of marketing programs such as a summer children's film series in which children's films are shown at reduced rates during the morning hours.

        - Performance-based Compensation Packages. The Company maintains an incentive program for its corporate personnel, district managers and theatre managers which rewards employees for incremental improvements in profitability. The Company believes that its incentive program, which consists of cash bonuses and stock options, aligns the employees' interests with those of the Company's shareholders.

         GROWTH STRATEGY. Management believes that the following characteristics are the key elements of its growth strategy:

         - Develop New Theatres in Existing and Target Markets. At January 1, 1998, the Company had approximately 500 new screens under construction and currently plans to open 500 to 600 screens during 1998. Regal will seek to develop multiplex theatres with at least ten screens in both its existing markets and in other mid-sized metropolitan markets and suburban growth areas of larger metropolitan markets in the United States. Management also seeks to locate theatres in areas that are underscreened or that are served by aging theatre facilities. Regal targets theatre locations with high visibility and convenient roadway access in geographic film licensing zones in which it will be the sole exhibitor. Regal continually reviews potential sites for theatres, including both new construction and the conversion of existing retail space.

         - Add Screens to Existing Theatres. To enhance profitability and maintain competitiveness at existing theatres, the Company will continue to add additional screens where appropriate. The Company currently has nine screens under construction at existing theatre facilities and anticipates the addition of 50 to 60 screens to certain of its theatres over the next 12 to 24 months. The addition of screens to existing theatres is designed not to disrupt operations at the theatres.

         - Acquire Theatres. While management believes that a significant portion of its future growth will come through the development of new theatres, Regal will continue to consider strategic acquisitions of complementary theatres or theatre circuits at which Regal can improve profitability and increase screen counts. Since its inception through January 1, 1998, Regal has acquired a net of 188 theatres with 1,503 screens, which has served to establish and enhance the Company's presence in selected geographic markets.

         - Develop Complementary Theatre Concepts. To complement the Company's theatre development, Regal opened its FunScape(TM) family entertainment centers in Chesapeake, Virginia, Rochester, New
             York, Syracuse, New York, Brandywine, Delaware and Fort
             Lauderdale, Florida. The Company currently has two additional FunScapes(TM) under construction and may seek to develop additional FunScape(TM) complexes at strategic locations. Regal signed an agreement to include IMAX 3-D theatres in ten new multiplex theatre projects over the next five years. Management believes that theatres with IMAX 3-D will draw higher traffic levels than theatres without them.

THEATRE OPERATIONS

         As of January 1, 1998, Regal operated 256 multiplex theatres with an aggregate of 2,306 screens in 22 states. Since inception, Regal has increased its average screens per location from 4.8 to 9.0 screens, as compared to the average of approximately 6.2 screens for the five largest domestic motion picture exhibitors at May 1, 1997. Multiplex theatres enable the Company to offer a wide selection of films attractive to a diverse group of patrons residing within the drawing area of a particular theatre complex. Varied auditorium seating capacities within the same theatre enable the Company to exhibit films on a more cost effective basis for a longer period of time through the shifting of films to smaller auditoriums to meet changing attendance levels. In addition, operating efficiencies are realized through the economies of having common box office, concession, projection, lobby and rest room facilities, which enable the Company to spread certain costs, such as payroll, advertising and rent, over a higher revenue base. Staggered movie starting times also minimize staffing requirements, reduce lobby congestion and contribute to more desirable parking and traffic flow patterns.

         Regal has designed prototype theatres, adaptable to a variety of locations, which management believes result in construction and operating cost savings. Regal's multiplex theatre complexes, which typically contain auditoriums ranging from 100 to 500 seats each, feature wall-to-wall screens, digital stereo surround-sound, multi-station concessions, computerized ticketing systems, plush seating with cup holders, neon-enhanced interiors and exteriors, and video game areas adjacent to the theatre lobby. In addition, the Company has a continuing program to maintain clean, comfortable and modern facilities. Management believes that maintaining a theatre circuit consisting primarily of modern multiplex theatres also enhances the Company's ability to license commercially successful modern films from distributors.
See "Film Licensing."

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

         In addition to revenues from box office admissions, Regal receives revenues from concession sales and video games located adjacent to the theatre lobby. Concession sales constituted 28.6% of total revenues for fiscal 1997. Regal emphasizes prominent and appealing concession stations designed for rapid service and efficiency. Although popcorn, candy and soft drinks remain the best selling concession items, the Company's theatres offer a wide range of concession choices. Regal continually seeks to increase concession sales through optimizing product mix, introducing special promotions from time to time and training staff to cross sell products. In addition to traditional concession stations, certain of the Company's existing theatres and theatres currently under development feature specialty concession cafes serving items such as cappuccino, fruit juices, cookies and muffins, soft pretzels and yogurt. Management negotiates directly with manufacturers for many of its concession items to ensure adequate supplies and to obtain competitive prices.

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

         Regal operates 31 theatres with an aggregate of 197 screens, which exhibit second run movies and charge lower admission prices (typically $1.50). These movies are the same high quality features shown at all of Regal's theatres. The terminology "second run" is an industry term for the showing of movies after the film has been shown for varying periods of time at other theatres. Regal believes that the increased attendance resulting from lower admission prices and the lower film rental costs of second run movies compensate for the lower admission prices and slightly higher operating costs as a percentage of admission revenues at the Company's discount theatres. The design, construction and equipment in the Company's discount theatres are of the same high quality as its first run theatres. Regal's discount theatres generate theatre level cash flows similar to Regal's first run theatres. Management does not anticipate a significant increase in the percentage of discount theatres in its theatre circuit.

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

         Films are licensed from film distributors owned by major film production companies and from independent film distributors that generally distribute films for smaller production companies. Film distributors typically establish geographic film licensing zones and allocate each available film to one theatre within that zone. Film zones generally encompass a radius of three to five miles in metropolitan and suburban markets, depending primarily upon population density. Regal believes that approximately 74% of its theatres are now located in film licensing zones in which they are now the sole exhibitors, permitting the Company to exhibit many of the most commercially successful films in these zones.

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

         Regal's business is dependent upon the availability of marketable motion pictures and its relationships with distributors. Many distributors provide quality first run movies to the motion picture exhibition industry; however, eight distributors accounted for approximately 91% of industry admission revenues during 1997, and 47 of the top 50 grossing films. No single distributor dominates the market. Disruption in the production of motion pictures by the major studios and/or independent producers or lack of commercial success of motion pictures would have a material adverse effect upon the Company's business. Regal licenses films from each of the major distributors and believes that its relationship with distributors are good. From year to year, the revenues attributable to individual distributors will vary widely depending upon the number and quality of films each distributes. Based on industry statistics, Regal believes that in 1997 no single distributor accounted for more than 21% of the films licensed by the Company, or films producing more than 21% of the Company's admission revenues.

COMPLEMENTARY CONCEPTS

         ENTERTAINMENT CENTERS.

         To complement the Company's theatre development, Regal developed and operates its FunScape(TM) entertainment complexes which are designed to increase both the drawing radius for patrons and patron spending by offering a wider array of entertainment options at a single destination. Regal currently operates FunScapes(TM) in Chesapeake, Virginia, Rochester, New York, Syracuse, New York, Brandywine, Delaware and Fort Lauderdale, Florida. Each complex, includes a 13 to 16 screen theatre and a 50,000 to 70,000 square foot family entertainment center. Each theatre facility exhibits first run films, is equipped with the latest Dolby and DTS digital sound systems, and features an oversized lobby with two concession stands and a specialty cafe. A food court connects the theatres to the entertainment center and features nationally recognized brand name pizza, taco, sandwich and dessert restaurants.

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

         Each theatre and entertainment center totals approximately 95,000 to 140,000 square feet and management believes the facility is a comprehensive entertainment destination. The Company currently has two additional FunScape(TM) complexes under construction and may seek to develop additional FunScape(TM) complexes at strategic locations. The $5.0 million to $10.0 million estimated cost of construction of the entertainment center is comparable to the cost of constructing the adjacent theatre complex. The Company is financing the construction of the entertainment centers and the attached theatre facility through cash flow from operations and borrowings available under its credit facility.

         IMAX 3-D THEATRES.

         The Company has signed an agreement to include IMAX 3-D theatres in ten new multiplex theatre projects over the next five years. Management believes that the Company's theatres with IMAX 3-D, which will contain highly automated projection systems and specialized sound systems, will draw higher traffic levels than theatres without them.

INDUSTRY OVERVIEW

         The domestic motion picture exhibition industry is comprised of approximately 360 exhibitors, 122 of which operate ten or more total screens. At May 1, 1997, the five largest exhibitors operated approximately 37% of the total screens in operation with no one exhibitor operating more than 10% of the total screens. From 1986 through 1997 the net number of screens in operation in the United States increased from approximately 22,000 to approximately 29,000, and admissions revenues increased from approximately $3.8 billion to approximately $6.2 billion. In an effort to realize greater operating efficiencies, operators of multi-theatre circuits have emphasized the development of larger multiplex complexes.

         Theatrical motion picture exhibition is the initial way most films are made available to the public to see. Management believes that forms of home entertainment, such as cable television, video cassettes and pay per view, have not adversely affected theatre admissions or the number of films released for theatrical exhibition. Overall attendance has remained relatively stable over the past five years, with no single year varying more than approximately 15% from the industry average of 1.34 billion during that period. Management believes the number of films released for theatrical exhibition will remain relatively stable or increase because a film's initial theatrical exhibition success establishes the value of the film throughout its life cycle in ancillary markets.

         In recent years, there has been an increasing consolidation of the major film production companies. During 1997, films distributed by the eight largest film production companies accounted for approximately 91% of the domestic admissions revenues and included 47 of the top 50 grossing films. Films are licensed through film distributors, who typically establish geographic film licensing zones and allocate each available film to one theatre within that zone. See "Film Licensing."

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

COMPETITION

         The motion picture exhibition industry is highly competitive, particularly in licensing aspects of films, attracting patrons and finding new theatre sites. Theatres operated by national and regional circuits and by smaller independent exhibitors compete with the Company's theatres. Regal believes that the principal competitive factors in the motion picture exhibition industry include licensing terms, the seating capacity, location and reputation of an exhibitor's theatres, the quality of projection and sound equipment at the theatres and the exhibitor's ability and willingness to promote the films. Competition for patrons is dependent upon factors such as the availability of popular films, the location of theatres, the comfort and quality of theatres and ticket prices. Failure to compete favorably with respect to any of these factors could have a material adverse effect on the Company's business and results of operations.

         There are approximately 360 participants in the domestic motion picture exhibition industry. Industry participants vary substantially in size, from small independent operators of a single screen theatre to large national chains of multiplex theatres affiliated with entertainment conglomerates. Many of the Company's competitors have been in existence significantly longer than Regal and may be better established in certain of the markets where the Company's theatres are located.

         Other theatre operators also have sought to increase the number of theatres and screens in operation. Such increases may cause certain local markets or portions thereof to become over screened, resulting in a negative impact on the earnings of the theatres involved and thus on the Company's theatres in those markets. Concurrent with the increase in the number of screens, there has been a reduction in the number of theatre locations and a consolidation among exhibitors. At May 1, 1997, the five largest motion picture exhibition companies operated approximately 37% of the total screens, the largest of which operated less than 10% of the total screens.

         The motion picture exhibition industry faces competition from a number of motion picture exhibition delivery systems. In recent years alternative delivery systems, including cable television, video cassettes and pay per view, have been developed for the exhibition of filmed entertainment. While the impact of such delivery systems on movie theatres is difficult to determine precisely, there can be no assurance that they will not adversely impact attendance at the Company's theatres. Movie theatres also face competition from other forms of entertainment competing for the public's leisure time and disposable income.

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

         Regal's theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship, and health and sanitation requirements and licensing. Approximately 52.3% of the Company's employees are paid at the federal minimum wage and, accordingly, the minimum wage largely determines the Company's labor costs for those employees.

EMPLOYEES

         As of fiscal year end 1997, Regal employed 7,605 persons, of which 1,073 were full-time and 6,532 were part-time employees. Of the Company's employees, 191 are corporate personnel, 1,081 are theatre management personnel and the remainder are hourly theatre personnel. Film projectionists at 14 of the Company's theatres in the Cleveland and Youngstown, Ohio markets are represented by the International Alliance of Theatrical Stage Employees and Moving Picture Machine Operators of the United States and Canada pursuant to collective bargaining agreements. These collective bargaining agreements expired over various periods through March 3, 1998. Regal's expansion into new markets may increase the number of employees represented by unions. Regal considers its employee relations to be good.

RECENT DEVELOPMENTS

         Regal has entered into an Agreement and Plan of Merger as of January 19, 1998 (the "Merger Agreement"), among Screen Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of KKR 1996 Fund L.P. (the "KKR Fund"), Monarch Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Hicks, Muse, Tate & Furst Equity Fund III, L.P. (the "HTMF Fund" and together with the KKR Fund, the "Funds"), and the Company. Pursuant to and subject to the terms and conditions of the Merger Agreement, Screen Acquisition Corp. and Monarch Acquisition Corp. will be merged with and into the Company (the "Merger") and the Company will continue after the Merger as a corporation owned by the Funds (the "Surviving Corporation"). Each share of the Company's Common Stock will be converted into the right to receive $31.00 in cash from the Surviving Corporation.

         The proposed Merger is subject to termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act"), approval by Company shareholders, the obtaining of necessary financing to consummate the Merger and certain other conditions. The waiting period under the HSR Act expired on March 1, 1998.

RISK FACTORS

         This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" may constitute forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in the following risk factors (the "Cautionary Statements"). All forward-looking statements are expressly qualified in their entirety by the Cautionary Statements.

         Expansion Plans. The Company's growth strategy involves the development of new theatres. The Company intends to open approximately 500 to 600 screens during 1998. The Company expects that the capital expenditures in connection with its expansion plan will aggregate approximately $225 million to $250 million during 1998. The Company's ability to open theatres on a timely and profitable basis is subject to various contingencies, some of which are beyond the Company's control. There is significant competition in the United States for site locations from both theatre companies and other businesses. There can be no assurance that the Company will be able to obtain attractive theatre sites, negotiate acceptable lease terms, build theatres on a timely and cost-effective basis, hire, train and retain skilled managers and personnel and obtain adequate capital resources. There can be no assurance that the Company will achieve its planned expansion or that new theatres will achieve levels of profitability comparable to the Company's existing theatres. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "-- Strategy" and "-- Competition."

         Acquisition Risks. The Company's growth strategy also may involve the acquisition of additional theatres and/or theatre companies. There can be no assurance that the Company will be able to successfully acquire suitable acquisition candidates or integrate acquired operations into its existing operations. There can also be no assurance that future acquisitions will not have an adverse effect upon the Company's operating results, particularly in the quarters immediately following the completion of an acquisition while the operations of an acquired business are being integrated. Once integrated, acquired theatres may not achieve (or may not be expected to achieve) levels of revenue or profitability comparable with those achieved by the Company's existing theatres, or otherwise perform as expected. There is substantial competition for attractive acquisition candidates.

         Dependence on Motion Picture Production and Performance; Relationship with Film Distributors. The ability of Regal to operate successfully depends upon a number of factors, the most important of which is the availability and popularity of motion pictures and the performance of such motion pictures in the Company's markets. The Company predominantly licenses "first-run" motion pictures. Poor performance of, or disruption in the production of or access to, motion pictures by the major studies and/or independent producers could adversely affect the Company's business and results of operations. Since film distributors have historically released those films which they anticipate will be the most successful during the summer and holiday seasons, poor performance of such films or disruption in the release of films during such periods could adversely affect the Company's quarterly results for those particular periods. In addition, because the Company's business depends to a significant degree on maintaining good relations with the major film distributors, a deterioration in the Company's relationship with one or more of the major film distributors could adversely affect the Company's access to commercially successful films and have a material adverse effect on the Company's business and results of operations. See "-- Film Licensing."

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

         Competition. The motion picture exhibition industry is highly competitive, particularly in licensing aspects of films, attracting patrons and finding new theatre sites. Theatres operated by national and regional circuits and by smaller independent exhibitors compete with the Company's theatres. Many of the Company's competitors have been in existence significantly longer than Regal and may be better established in certain of the markets where the Company's theatres are located. Many of the Company's competitors have sought to increase the number of theatres and screens in operation. Such increases may cause certain local markets or portions thereof to become over screened, resulting in negative impact on the earnings of the theatres involved and thus on the Company's theatres in those markets.

         Regal believes that the principal competitive factors in the motion picture exhibition industry include licensing terms, the seating capacity, location and reputation of an exhibitor's theatres, the quality of projection and sound equipment at the theatres and the exhibitor's ability and willingness to promote the films. Competition for patrons is dependent upon factors such as the availability of popular films, the location of theatres, the comfort and quality of theatres and ticket prices. Failure to compete favorably with respect to any of these factors could have a material adverse effect on the Company's business and results of operations. Alternative motion picture exhibition delivery systems, including cable television, video cassettes and pay per view, exist for the exhibition of filmed entertainment. An expansion of such delivery systems could have a material adverse effect upon Regal's business and results of operations. See "-- Film Licensing" and "Competition."

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

ITEM 2.  PROPERTIES

         As of January 1, 1998, Regal operated 200 of its 256 theatres pursuant to lease agreements, owned the land and buildings for 42 theatres and operated pursuant to ground leases at 14 locations. Of the 256 theatres operated by Regal as of January 1, 1998, 188 were acquired as existing theatres and 68 have been developed by Regal.

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

         Regal's corporate office is located in approximately 50,000 square feet of space in Knoxville, Tennessee. The Company purchased the corporate office property in the second quarter of 1994.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time the Company is involved in routine litigation and proceedings in the ordinary course of business. In addition, in January 1998, four lawsuits were filed by alleged shareholders of the Company relating to the proposed Merger of the Company with Screen Acquisition Corp., a Delaware corporation and newly formed corporation which is owned by KKR 1996 Fund L.P., a Delaware limited partnership organized at the direction of Kohlberg Kravis Roberts & Co. L.P. ("KKR") and its affiliates, and Monarch Acquisition Corp., a Delaware corporation and newly formed corporation which is owned by an affiliate of Hicks, Muse, Tate & Furst Equity Fund III, L.P., a Delaware limited partnership organized at the direction of Hicks, Muse, Tate & Furst Incorporated and its affiliates.

         Three of the lawsuits were filed in the Circuit Court for Knox County in Knoxville, Tennessee (the "Knoxville Complaints") and have been ordered to be consolidated into a single lawsuit. The remaining lawsuit was filed in the Chancery Court for Davidson County in Nashville, Tennessee (the "Nashville Complaint"). Each of the lawsuits names the Company, its directors, KKR and Hicks Muse as defendants. The plaintiff in each lawsuit seeks to represent a putative class of all public holders of the Company's common stock. The complaints allege, among other things, that the directors of the Company breached their fiduciary duties to the Company and/or the Company's public shareholders by approving the Merger. The Knoxville Complaints seek, among other things, preliminary and permanent injunctive relief prohibiting consummation of the Merger as presently proposed and permanent injunctive relief requiring the Company's Board of Directors to obtain a higher price for the shares to be converted as part of the Merger and/or to inquire of parties other than KKR and Hicks Muse regarding the same. The Nashville Complaint seeks, among other things, preliminary and permanent injunctive relief prohibiting consummation of the Merger and the declaration that the directors have breached their fiduciary duties by approving the Merger. The complaints also seek unspecified damages, attorneys' fees and other relief. Regal intends to contest these actions vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         No matters were submitted to a vote of the shareholders during the fourth quarter ended January 1, 1998.

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

                                                            High*          Low*
                                                          --------       ---------
1996
First Quarter......................................        $25.34         $17.83
Second Quarter ....................................         33.50          24.59
Third Quarter......................................         30.83          22.75
Fourth Quarter.....................................         34.25          23.50

1997
First Quarter......................................        $30.75         $23.50
Second Quarter ....................................         36.25          25.25
Third Quarter......................................         34.25          23.25
Fourth Quarter.....................................         28.88          20.75

-----------------

         * Adjusted for a 50% stock dividend in September 1996.

         On March 17, 1998, the last reported sales price for the Company's Common Stock on the Nasdaq National Market was $29.66 per share. At March 17, 1998, there were approximately 410 holders of record of the Company's Common Stock and approximately 18,000 beneficial holders.

         The Company has not declared or paid a cash dividend on its Common Stock. It is the present policy of the Board of Directors to retain all earnings to support operations and to finance expansion. The Company is restricted from the payment of cash dividends without prior approval pursuant to its loan agreements.

         On July 31, 1997, Regal completed the mergers of three wholly-owned subsidiaries with and into R. C. Cobb, Inc., Cobb Theatres II, Inc. and Cobb Finance Corp. The merger consideration was 2,837,594 shares of Regal common stock. The issuance was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, for a transaction not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

         The selected consolidated financial data set forth below as of 1996 and 1997 and for each of the past three fiscal years ending in 1997 are derived from financial statements of the Company which have been audited by Coopers & Lybrand L.L.P., independent accountants. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

(in thousands, except per share data)



                                                    For the Fiscal Year Ended and at Fiscal Year End
                                     ----------------------------------------------------------------------------
                                      December 30,     December 29,    December 28,     January 2,     January 1,
                                         1993             1994            1995            1997           1998
                                      -----------      -----------     ------------    -----------    ----------
STATEMENT OF INCOME DATA:                                 (in thousands, except per share data)

Revenues...........................    $214,359         $265,005        $309,022       $389,193       $479,097
Operating income...................      22,147           28,412          41,110         58,196         67,870
Income before extraordinary item...       8,716           12,702          17,953         25,817         35,199
Extraordinary item net of tax:
   Gain (loss) on extinguishment
       of debt.....................         190          (1,752)            (448)          (751)       (10,020)
                                       --------         -------         --------       --------       ---------
Net income.........................       8,906           10,950          17,505         25,066         25,179
Dividends (Neighborhood and
   Georgia State)..................        (739)            (380)           (433)          (229)            --
                                       --------         --------        --------       --------       --------
Net income applicable to
   common stock....................    $  8,167         $ 10,570        $ 17,072       $ 24,837       $ 25,179
                                       ========         ========        ========       ========       ========
Earnings per common share
   before effects of extraordinary
   item:
      Basic........................    $    .36         $    .43        $    .57       $    .76       $    .98
      Diluted......................         .31              .42             .56            .73            .95
Earnings per common share:
      Basic........................         .37              .37             .56            .74            .70
      Diluted......................         .32              .36             .55            .71            .68
Weighted average shares and
  equivalents outstanding:
      Basic........................      22,112           28,430          30,428         33,726         36,113
      Diluted......................      25,559           29,496          31,311         34,800         37,185
BALANCE SHEET DATA (AT END OF
PERIOD):
  Total assets.....................    $162,098         $252,630        $349,031       $488,825       $660,650
  Long-term obligations,
      including current maturities,
      and redeemable preferred           73,523          117,471         188,456        144,626        288,583
      stock........................
  Total shareholders' equity.......      26,649           88,089         109,020        279,302        306,575

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following analysis of the financial condition and results of operations of Regal Cinemas, Inc. ("Regal") and its wholly owned subsidiaries (collectively referred to as the "Company") should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein. Regal consummated the acquisitions of Neighborhood Entertainment, Inc. ("Neighborhood"), Georgia State Theatres, Inc. ("GST") and Cobb Theatres, L.L.C. and entities through which Cobb Theatres, L.L.C. and Tricob Partnership, an entity controlled by Cobb Theatres, L.L.C. members, conducted their business ("Cobb Theatres"), on April 17, 1995, May 30, 1996 and July 31, 1997, respectively. These three acquisitions have been accounted for as poolings of interests. During May 1997, Neighborhood and GST were merged with and into Regal.

BACKGROUND OF REGAL

         Regal has achieved significant growth in theatres and screens since its formation in November of 1989. Since inception through January 1, 1998, Regal acquired 188 theatres with 1,503 screens, developed 68 new theatres with 732 screens and added 71 new screens to acquired theatres. Theatres developed by the Company typically generate positive theatre level cash flow within the first three months following commencement of operation and reach a mature level of attendance within one to three years following commencement of operation. Theatre closings have had no significant effect on the operations of Regal.

RESULTS OF OPERATIONS

         The Company's revenues are generated primarily from box office receipts and concession sales. Additional revenues are generated by electronic video games located adjacent to the lobbies of certain of the Company's theatres and by on-screen advertisements and revenues from the Company's five entertainment centers which are adjacent to theatre complexes. Direct theatre costs consist of film rental costs, costs of concessions and theatre operating expenses. Film rental costs are related to the popularity of a film and the length of time since the film's release and generally decline as a percentage of admission revenues the longer a film has been released. Because certain concession items, such as fountain drinks and popcorn, are purchased in bulk and not pre-packaged for individual servings, the Company is able to improve its margins by negotiating volume discounts. Theatre operating expenses consist primarily of theatre labor and occupancy costs. Future increases in minimum wage requirements or legislation requiring additional employer funding of health care, among other things, may increase theatre operating expenses as a percentage of total revenues.

         The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items reflected in the Company's consolidated statements of income.




                                                       Percentage of Total Revenues
                                                 --------------------------------------
                                                        For the Fiscal Year Ended
                                                 --------------------------------------
                                                 December 28,   January 2,   January 1,
                                                     1995          1997         1998
                                                 ------------   ----------   ----------
Revenues:
   Admissions.....................................   69.1%         68.4%         67.9%
   Concessions....................................   28.2          28.3          28.6
   Other..........................................    2.7           3.3           3.5
                                                    -----         -----         -----
   Total revenues.................................  100.0         100.0         100.0
Operating expenses:
   Film rental and advertising costs..............   37.3          37.3          37.2
   Cost of concessions and other..................    3.7           3.9           3.5
   Theatre operating expenses.....................   34.2          32.8          32.7
   General and administrative.....................    4.8           4.3           3.5
   Depreciation and amortization..................    6.3           6.3           6.4
   Merger expenses................................    0.4           0.4           1.6
   Loss on impairment of assets...................    --            --            1.0
                                                    -----         -----         -----
     Total operating expenses.....................   86.7          85.0          85.9
Other income (expense):
   Interest expense...............................   (3.5)         (3.3)         (2.9)
   Interest income................................    0.1           0.2           0.2
   Other..........................................   (0.2)          0.2          (0.1)
                                                    -----         -----         -----
   Income before taxes and extraordinary item.....    9.7          12.1          11.3
Provision for income taxes........................    3.9           5.4           4.0
                                                    -----         -----         -----
   Income before extraordinary item...............    5.8           6.7           7.3
Extraordinary item:
   Loss on extinguishment of debt.................   (0.1)         (0.2)         (2.0)
                                                    -----         -----         -----
Net Income........................................    5.7%          6.5%          5.3%
                                                    =====         =====         =====

FISCAL YEARS ENDED JANUARY 1, 1998 AND JANUARY 2, 1997

         Total Revenues. Total revenues increased in 1997 by 23.1% to $479.1 million from $389.2 million in 1996. This increase was due to a 16.5% increase in attendance attributable primarily to the net addition of 407 screens in 1997. Of the $89.9 million increase for 1997, $30.3 million was attributed to theatres previously operated by the Company, $23.5 million was attributed to theatres acquired by the Company, and $36.1 million was attributed to new theatres constructed by the Company. Average ticket prices increased 4.9% during the period, reflecting an increase in ticket prices and a greater proportion of larger market theatres in 1997 than in the same period in 1996. Average concession sales per customer increased 6.8% for the period, reflecting both an increase in consumption and, to a lesser extent, an increase in concession prices.

         Direct Theatre Costs. Direct theatre costs in 1997 increased by 21.9% to $351.3 million from $288.1 million in 1996. Direct theatre costs as a percentage of total revenues decreased to 73.3% in 1997 from 74.0% in 1996. The decrease of direct theatre costs as a percentage of total revenues was primarily attributable to lower concession costs as a percentage of total revenues.

         General and Administrative Expenses. General and administrative expenses increased in 1997 by 0.2% to $16.6 million from $16.5 million in 1996, representing administrative costs associated with the 1997 theatre openings and projects under construction. As a percentage of total revenues, general and administrative expenses decreased to 3.5% in 1997 from 4.3% in 1996.

         Depreciation and Amortization. Depreciation and amortization expense increased in 1997 by 23.6% to $30.5 million from $24.7 million in 1996. This increase was primarily the result of theatre property additions associated with the Company's expansion efforts.

         Operating Income. Operating income for 1997 increased by 16.6% to $67.9 million, or 14.2% of total revenues, from $58.2 million, or 15.0% of total revenues, in 1996. Before the $12.7 million and $1.6 million of nonrecurring merger expenses for 1997 and 1996, respectively, operating income was 16.8% and 15.4% of total revenues.

         Interest Expense. Interest expense increased in 1997 by 8.7% to $14.0 million from $12.8 million in 1996. The increase was primarily due to higher average borrowings outstanding.

         Income Taxes. The provision for income taxes decreased in 1997 by 8.2% to $19.1 million from $20.8 million in 1996. The effective tax rate was 35.2% in 1997 as compared to 44.7% in 1996 as each period reflected certain merger expenses which were not deductible for tax purposes and 1997 reflected a $2.3 million benefit associated with a deferred tax asset valuation allowance adjustment related to Cobb Theatres.

         Net Income. Net income in 1997 increased by 1.4% to $25.2 million from $25.1 million in 1996. Before nonrecurring merger expenses and extraordinary items, net income was $41.4 million and $27.0 million for 1997 and 1996, respectively, reflecting a 53.2% increase.

FISCAL YEARS ENDED JANUARY 2, 1997 AND DECEMBER 28, 1995

         Total Revenues. Total revenues increased in 1996 by 25.9% to $389.2 million from $309.0 million in 1995. This increase was due to a 19.0% increase in attendance attributable primarily to the net addition of 277 screens in 1996. Of the $80.1 million increase for 1996, $38.5 million was attributed to theatres previously operated by the Company, $25.2 million was attributed to theatres acquired by the Company, and $16.4 million was attributed to new theatres constructed by the Company. Average ticket prices increased 4.9% during the period, reflecting an increase in ticket prices and a greater proportion of larger market theatres in 1996 than in the same period in 1995. Average concession sales per customer increased 6.3% for the period, reflecting both an increase in consumption and, to a lesser extent, an increase in concession prices.

         Direct Theatre Costs. Direct theatre costs in 1996 increased by 23.9% to $288.1 million from $232.5 million in 1995. Direct theatre costs as a percentage of total revenues decreased to 74.0% in 1996 from 75.2% in 1995. The decrease of direct theatre costs as a percentage of total revenues was primarily attributable to better monitoring and control of costs at the Company's theatres, and, to a lesser extent, to a decrease in occupancy expense as a percentage of total revenues, reflecting a higher mix of owned versus leased properties.

         General and Administrative Expenses. General and administrative expenses increased in 1996 by 11.7% to $16.6 million from $14.8 million in 1995, representing administrative costs associated with the 1996 theatre openings and projects under construction. As a percentage of total revenues, general and administrative expenses decreased to 4.3% in 1996 from 4.8% in 1995.

         Depreciation and Amortization. Depreciation and amortization expense increased in 1996 by 27.6% to $24.7 million from $19.4 million in 1995. This increase was primarily the result of theatre property additions associated with the Company's expansion efforts.

         Operating Income. Operating income for 1996 increased by 41.6% to $58.2 million, or 15.0% of total revenues, from $41.1 million, or 13.3% of total revenues, in 1995. Before the $1.6 million and $1.2 million of nonrecurring merger expenses for 1996 and 1995, respectively, operating income was 15.4% and 13.7% of total revenues.

         Interest Expense. Interest expense increased in 1996 by 20.4% to $12.8 million from $10.7 million in 1995. The increase was primarily due to higher average borrowings outstanding.

         Income Taxes. The provision for income taxes increased in 1996 by 70.7% to $20.8 million from $12.2 million in 1995. The effective tax rate was 44.7% in 1996 as compared to 40.5% in 1995 due to the nondeductibility of certain merger costs incurred in 1996.

         Net Income. Net income in 1996 increased by 43.2% to $25.1 million from $17.5 million in 1995. Before nonrecurring merger expenses and extraordinary items, net income was $27.0 million and $19.0 million for 1996 and 1995, respectively, reflecting a 42.1% increase.

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

         The Company's capital requirements have arisen principally in connection with acquisitions of existing theatres, new theatre openings and the addition of screens to existing theatres and have been financed with equity (including equity issued in connection with acquisitions and public offerings), borrowings under the Company's loan agreement and internally generated cash. On October 8, 1997, the Company entered into a new bank revolving credit facility (the "Bank Revolving Credit Facility") which permits borrowings of up to $250 million. Under the loan agreement the Company is required to comply with certain financial and other covenants, including maintaining a minimum net worth of not less than 90% of the Company's consolidated net worth on October 8, 1997 plus 50% of the Company's net income for each quarter commencing with the quarter beginning after October 2, 1997. On January 1, 1998, $162.0 million was outstanding under the Company's $250 million revolving credit facility with interest payable quarterly at LIBOR (5.8% at January 1, 1998) plus 0.65%. On January 2, 1997, $51.0 million was outstanding under the Company's $150.0 million revolving credit facility, with interest payable quarterly at LIBOR (5.6% at January 2, 1997) plus 0.4%.

         During 1995 and 1996 the Company effected four acquisitions (including those accounted for as poolings of interests). The aggregate consideration paid in connection with such acquisitions was $283.0 million in cash, the issuance of 3,169,522 shares of Common Stock and the assumption of approximately $13 million of debt.

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

         On July 31, 1997, Regal consummated the acquisition of the business conducted by Cobb Theatres, L.L.C. (the "Cobb Theatres Acquisition"). The aggregate consideration paid by the Company was 2,837,594 shares of its Common Stock. The acquisition has been accounted for as a pooling of interests. Regal recognized certain one time charges totaling approximately $5.4 million (net of tax) in its quarter ended October 2, 1997, relating to merger expenses and severance payments. In connection with the Cobb Theatres Acquisition, Regal assumed approximately $110 million of liabilities, including $85 million of outstanding Senior Secured Notes (the "Notes"). On September 18, 1997, Regal completed an offer to purchase the Notes, and all but $170,000 principal amount of Notes were repurchased. Regal initially financed the purchase price of the Notes with borrowings under a short-term credit facility (the "Bank Tender Facility"). Regal recognized an extraordinary charge totaling approximately $10.0 million (net of tax) in its quarter ended October 2, 1997, relating to the purchase of the Notes.

         On September 24, 1997, Regal consummated the offering of $125 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due October 1, 2007. A portion of the proceeds from such offering were used to repay amounts borrowed under the Bank Tender Facility. The balance of the proceeds were used to repay amounts outstanding under the Company's former bank revolving credit facility.

         On November 14, 1997, the Company completed the purchase of assets consisting of an existing 10 theatres with 78 screens from Capitol Industries, Inc., an independent theatre company with operations in Virginia. The consideration paid was approximately $24.0 million in cash.

         At January 2, 1997, the Company anticipated that it would spend $125 million to $150 million to develop and renovate theatres during 1997, of which the Company had approximately $58.1 million in contractual commitments for expenditures. The actual capital expenditures for fiscal 1997 were $178.1 million.

         At January 1, 1998, the Company had 256 multi-screen theatres with an aggregate of 2,306 screens. At such date, the Company had approximately 500 screens under construction. The Company intends to open approximately 500 to 600 screens during 1998. The Company anticipates spending $225.0 million to $250.0 million to develop and renovate theatres during 1998, of which, as of January 1, 1998, the Company had approximately $131.6 million in contractual commitments for expenditures. The Company believes that its capital needs for completion of theatre construction and development for at least the next 6 to 12 months will be satisfied by available credit under the loan agreement, as amended, internally generated cash flow and available cash and equivalents.

RECENT DEVELOPMENTS

         Regal has entered into the Merger Agreement with Screen Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the KKR Fund and Monarch Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the HTMF Fund. Pursuant to and subject to the terms and conditions of the Merger Agreement, Screen Acquisition Corp. and Monarch Acquisition Corp. will be merged with and into the Company, and the Company will continue after the Merger as a corporation owned by the Funds. Each share of Company common stock will be converted into the right to receive $31.00 in cash from the Surviving Corporation.

         The Merger is subject to termination or expiration of the waiting period under the HSR Act, approval by Company shareholders, the obtaining of necessary financing to consummate the Merger and certain other conditions. The waiting period under the HSR Act expired on March 1, 1998.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued Statement of Accounting Standards No. 130, Reporting Comprehensive Income, which requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company plans to adopt the provisions in 1998. This Statement is effective for fiscal years beginning after December 15, 1997 and the impact on the Company's financial statements is not expected to have a material effect on the Company's financial position or results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS



      Report of Independent Accountants........................................21
      Consolidated Balance Sheets at January 2, 1997
           and January 1, 1998.................................................24
      Consolidated Statements of Income for the years ended
           December 28, 1995, January 2, 1997 and January 1, 1998..............25


     Consolidated Statements of Changes in Shareholders' Equity
              for the years ended December 28, 1995, January 2,
              1997 and January 1, 1998.........................................26
     Consolidated Statements of Cash Flows for the years ended
              December 28, 1995, January 2, 1997 and
              January 1, 1998..................................................27
     Notes to Consolidated Financial Statements................................28


REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors
Regal Cinemas, Inc.

We have audited the accompanying consolidated balance sheets of Regal Cinemas, Inc. and Subsidiaries (the "Company") as of January 2, 1997 and January 1, 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended January 1, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the acquisition of Cobb Theatres, L.L.C. which has been accounted for as pooling of interests as described in Note 1 to the consolidated financial statements. We did not audit the financial statements of Cobb Theatres, L.L.C. for 1995 and 1996. Such statements reflect aggregate total assets constituting 23% in 1996 and aggregate total revenues constituting 34% and 31% in 1995 and 1996, respectively, of the related consolidated totals. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Cobb Theatres, L.L.C. is based solely on the report of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regal Cinemas, Inc. and Subsidiaries as of January 2, 1997 and January 1, 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 1, 1998, in conformity with generally accepted accounting principles.


                                    /s/ Coopers & Lybrand L.L.P.



Knoxville, Tennessee
February 6, 1998

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Board of Directors
Cobb Theatres, L.L.C.

We have audited the accompanying consolidated balance sheet of Cobb Theatres, L.L.C. as of December 31, 1996 and the related consolidated statements of operations and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cobb Theatres, L.L.C. at December 31, 1996 and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Birmingham, Alabama
July 2, 1997

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Board of Directors
Cobb Theatres, L.L.C.

We have audited the consolidated balance sheets of Cobb Theatres, L.L.C. as of August 31, 1996 and 1995, and the related consolidated statements of operations, changes in members' equity and cash flows for the years then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cobb Theatres, L.L.C. at August 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                              /s/ Ernst & Young LLP

Birmingham, Alabama
October 23, 1996

REGAL CINEMAS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                              ASSETS
                                                                             JANUARY 2,     January 1,
                                                                                1997           1998
                                                                             ----------     ----------
Current assets:
     Cash and equivalents                                                    $  17,116      $  18,398
     Accounts receivable                                                         2,892          4,791
     Inventories                                                                 2,024          2,159
     Prepaids and other current assets                                           6,168          6,377
     Refundable income taxes                                                     3,477          2,424
                                                                             ---------      ---------
        Total current assets                                                    31,677         34,149
                                                                             ---------      ---------
Property and equipment:
     Land                                                                       41,793         53,955
     Buildings and leasehold improvements                                      260,184        366,323
     Equipment                                                                 167,475        211,465
     Construction in progress                                                   43,539         46,529
                                                                             ---------      ---------
                                                                               512,991        678,272
     Accumulated depreciation and amortization                                 (93,227)      (112,927)
                                                                             ---------      ---------
        Total property and equipment, net                                      419,764        565,345

Goodwill, net                                                                   28,804         52,619
Other assets                                                                     8,580          8,537
                                                                             ---------      ---------

        Total assets                                                         $ 488,825      $ 660,650
                                                                             =========      =========

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt                                    $     761      $     306
     Accounts payable                                                           36,101         38,982
     Accrued expenses                                                           14,325         13,739
                                                                             ---------      ---------
        Total current liabilities                                               51,187         53,027
                                                                             ---------      ---------

Long-term debt, less current maturities                                        143,865        288,277
Other liabilities                                                               14,471         12,771
                                                                             ---------      ---------
        Total liabilities                                                      209,523        354,075
                                                                             ---------      ---------

Commitments (Note 4)

Shareholders' equity:
     Preferred stock, no par; 1,000,000 shares authorized, none issued            --             --
     Common stock, no par; 100,000,000 shares authorized;
        35,977,325 issued and outstanding in 1996; 36,113,524 issued
        and outstanding in 1997                                                221,613        223,707
Retained earnings                                                               57,689         82,868
                                                                             ---------      ---------
        Total shareholders' equity                                             279,302        306,575
                                                                             ---------      ---------

        Total liabilities and shareholders' equity                           $ 488,825      $ 660,650
                                                                             =========      =========


              The accompanying notes are an integral part of these consolidated financial statements.

REGAL CINEMAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)




                                                                                      YEARS ENDED
                                                                  ----------------------------------------------
                                                                   December 28,      January 2,       January 1,
                                                                       1995             1997             1998
                                                                   ------------      ----------       ----------
Revenues:
     Admissions                                                    $ 213,388         $ 266,003        $ 325,118
     Concessions                                                      87,272           110,237          137,173
     Other operating revenues                                          8,362            12,953           16,806
                                                                   ---------         ---------        ---------
         Total revenues                                              309,022           389,193          479,097

Operating expenses:
     Film rental and advertising costs                               115,408           145,247          178,173
     Cost of concessions and other                                    11,363            15,129           16,573
     Theatre operating expenses                                      105,688           127,706          156,588
     General and administrative expenses                              14,848            16,581           16,609
     Depreciation and amortization                                    19,359            24,695           30,535
     Merger expenses                                                   1,246             1,639            7,789
     Loss on impairment of assets                                          -                 -            4,960
                                                                   ---------         ---------        ---------

         Total operating expenses                                    267,912           330,997          411,227
                                                                   ---------         ---------        ---------

Operating income                                                      41,110            58,196           67,870
                                                                   ---------         ---------        ---------

Other income (expense):
     Interest expense                                                (10,672)          (12,844)         (13,959)
     Interest income                                                     368               619              816
     Other                                                              (653)              676             (407)
                                                                   ---------         ---------        ---------

Income before income taxes and extraordinary item                     30,153            46,647           54,320
Provision for income taxes                                           (12,200)          (20,830)         (19,121)
                                                                   ---------         ---------        ---------

Income before extraordinary item                                      17,953            25,817           35,199

Extraordinary item:
     Loss on extinguishment of debt, net of applicable taxes            (448)             (751)         (10,020)
                                                                   ---------         ---------        ---------

Net income                                                            17,505            25,066           25,179

GST and Neighborhood dividends                                          (433)             (229)               -
                                                                   ---------         ---------        ---------

Net income applicable to common stock                              $  17,072         $  24,837        $  25,179
                                                                   =========         =========        =========

Earnings per common share before effect of extraordinary item:
     Basic                                                         $    0.57         $    0.76        $    0.98
     Diluted                                                       $    0.56         $    0.73        $    0.95

Extraordinary item:
     Basic                                                         $   (0.01)        $   (0.02)       $   (0.28)
     Diluted                                                       $   (0.01)        $   (0.02)       $   (0.27)

Earnings per common share:
     Basic                                                         $    0.56         $    0.74        $    0.70
     Diluted                                                       $    0.55         $    0.71        $    0.68




             The accompanying notes are an integral part of these consolidated financial statements.

REGAL CINEMAS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)



                                                                        COMMON      Retained
                                                                         Stock      Earnings         Total
                                                                       ---------    ---------      --------
Balances at December 29, 1994                                          $ 70,641      $17,414       $ 88,055
     Payment of GST dividends and partnership distributions                   -         (490)          (490)
     Issuance of 241,313 shares of common stock                           2,426            -          2,426
     Issuance of 194,142 shares upon exercise of stock options and
         restricted stock awards                                            407            -            407
     Issuance of Neighborhood stock prior to merger                         150            -            150
     Income tax benefits related to exercised stock options                 817            -            817
     Stock option amortization                                              150            -            150
     Net income                                                               -       17,505         17,505
                                                                       --------      --------      --------

Balances at December 28, 1995                                            74,591       34,429        109,020
     Payment of GST dividends and partnership distributions                   -         (263)          (263)
     Issuance of 5,015,741 shares of common stock, net of
         offering costs                                                 140,651            -        140,651
     Issuance of 457,902 shares upon exercise of stock options and
         restricted stock awards                                          1,177            -          1,177
     Income tax benefits related to exercised stock options               5,017            -          5,017
     Conformation of Cobb Theatres fiscal year (see Note 2)                   -       (1,543)        (1,543)
     Stock option amortization                                              177            -            177
     Net income                                                               -       25,066         25,066
                                                                       --------      -------       --------

Balances at January 2, 1997                                             221,613       57,689        279,302
     Issuance of 136,228 shares upon exercise of stock options and
         restricted stock awards                                            723            -            723
     Income tax benefits related to exercised stock options               1,306            -          1,306
     Stock option amortization                                               65            -             65
     Net income                                                               -       25,179         25,179
                                                                        --------     -------       --------
Balances at January 1, 1998                                            $223,707      $82,868       $306,575
                                                                       ========      =======       ========


              The accompanying notes are an integral part of these consolidated financial statements.

REGAL CINEMAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)




                                                                                  YEARS ENDED
                                                                   ------------------------------------------
                                                                    DECEMBER 28,    JANUARY 2,     JANUARY 1,
                                                                       1995           1997           1998
                                                                    ------------   -----------    -----------
Cash flows from operating activities:
     Net income                                                     $  17,505      $  25,066      $  25,179
     Adjustments to reconcile net income to net cash provided
         by operating activities:
              Depreciation and amortization                            19,359         24,695         30,535
              Noncash loss on extinguishment of debt                      448            751          2,575
              Loss on impairment of assets                                  -              -          4,960
              Deferred income taxes                                     3,309          4,112          1,293
              Changes in operating assets and liabilities:
                  Accounts receivable                                     125         (1,182)        (1,899)
                  Current taxes receivable                             (1,037)         4,757          2,359
                  Inventories                                            (215)          (365)          (135)
                  Prepaids and other current assets                    (1,009)          (236)          (209)
                  Accounts payable                                      4,625         10,878          2,881
                  Accrued expenses and other liabilities               (3,137)          (946)        (3,579)
                                                                    ---------      ---------       --------

                      Net cash provided by operating activities        39,973         67,530         63,960

Cash flows from investing activities:
     Capital expenditures                                            (105,284)      (124,068)      (178,099)
     Investment in goodwill and other assets                           (7,352)        (7,077)       (24,198)
                                                                    ---------      ---------       --------

     Net cash used in investing activities                           (112,636)      (131,145)      (202,297)

Cash flows from financing activities:
     GST and Neighborhood dividends paid                                 (332)          (500)             -
     Net proceeds from issuance of stock                              126,763              -
     Borrowings under long-term debt                                   81,334        161,500        358,418
     Payments on long-term debt                                       (10,248)      (211,623)      (214,460)
     Debt issuance costs                                                 (257)        (5,127)        (5,127)
     Partnership distribution                                             (57)           (34)             -
     Exercise of warrants and options                                     557          1,177            788
     Redemption of preferred stock                                     (1,150)             -              -
                                                                    ---------      ---------      ---------

                      Net cash provided by financing activities        69,847         72,156        139,619

Net increase (decrease) in cash and equivalents                        (2,816)         8,541          1,282
Cash and equivalents at beginning of period                             9,851          8,575         17,116
                                                                    ---------      ---------      ---------

Cash and equivalents at end of period                               $   7,035      $  17,116      $  18,398
                                                                    =========      =========      =========



              The accompanying notes are an integral part of these consolidated financial statements.

REGAL CINEMAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       THE COMPANY AND BASIS OF PRESENTATION

         Regal Cinemas, Inc. ("Regal") and its wholly owned subsidiaries, Neighborhood Entertainment Inc. ("Neighborhood"), Georgia State Theatres, Inc. ("GST") and the entities through which Cobb Theatres, L.L.C. and Tricob Partnership, an entity controlled by the members of Cobb Theatres, L.L.C., conducted their business ("Cobb Theatres"), collectively referred to as the "Company" operate multi-screen motion picture theatres principally throughout the eastern United States. The Company formally operates on a fiscal year ending on the Thursday closest to December 31. Neighborhood and GST were merged with and into Regal during May 1997.

         On April 17, 1995, Regal issued 814,755 shares of its common stock for all of the outstanding common stock of Neighborhood. On May 30, 1996, Regal issued 1,410,213 shares of its common stock for all of the outstanding common stock of GST. On July 31, 1997, Regal issued 2,837,594 shares of its common stock for the Cobb Theatres acquisition. The mergers have been accounted for as poolings of interests and, accordingly, these consolidated financial statements have been restated for all periods to include the results of operations and financial positions of Neighborhood, GST and Cobb Theatres.

         Separate results of the combining entities for the fiscal years ended 1995, 1996 and 1997 are as follows:

         (in thousands)



                                               1995         1996            1997
                                             --------     ---------       --------
Revenues:
Regal                                        $184,958      $265,127       $397,946
Neighborhood (through April 27 for 1995)        5,135             -              -
GST (through May 30 for 1996)                  13,321         4,709              -
Cobb Theatres, L.L.C. and Tricob
Partnership (through July 31 for 1997)        105,608       119,357         81,151
                                             --------      --------       --------

                                             $309,022      $389,193       $479,097
                                             ========      ========       ========

Net income (loss):
Regal                                        $ 19,061      $ 29,935       $ 27,940
Neighborhood (through April 27 for 1995)       (1,824)            -              -
GST (through May 30 for 1996)                     866            90              -
Cobb Theatres, L.L.C. and Tricob
Partnership (through July 31 for 1997)           (598)       (4,959)        (2,761)
                                             --------      --------       --------

                                             $ 17,505      $ 25,066       $ 25,179
                                             ========      ========       ========


         The net loss for Neighborhood for the four months ended April 27, 1995, and the net loss for Cobb Theatres for the seven months ended July 31, 1997, reflect approximately $1.2 million and $3.5 million, respectively, of expenses (net of applicable income taxes) associated with the mergers, principally legal and accounting fees, severance and benefit related costs and other costs of consolidation.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Regal and its wholly-owned subsidiaries. Prior to the merger with Regal, Cobb Theatres formerly operated and reported on a fiscal year ending August 31. The accompanying consolidated financial statements reflect the financial position of Cobb Theatres as of December 31, 1996 and January 1, 1998, and its results of operations for the year ended August 31, 1995 and for the years ended December 31, 1996 and January 1, 1998. Cobb Theatres incurred a net loss of $1,543,000 for the period from September 1, 1995 through December 31, 1995. Such loss has been charged directly to retained earnings in the accompanying consolidated statement of changes in stockholders' equity.

         All significant intercompany accounts and transactions have been eliminated from the consolidated financial statements.

         PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Repairs and maintenance are charged to expense as incurred. Gains and losses from disposition of property and equipment are included in income and expense when realized. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets. The Company evaluates the carrying value of property and equipment and intangibles for impairment losses by analyzing the operating performance and future undiscounted cash flows for each theatre. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value.

         CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At January 2, 1997 and January 1, 1998, the Company held approximately $15,255,000 and $12,549,000, respectively, in temporary cash investments (valued at cost, which approximates market) in the form of certificates of deposit and variable rate investment accounts with major financial institutions.

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

3.       ACQUISITIONS

         In addition to the Neighborhood, GST and Cobb Theatres mergers described in Note 1, the Company completed the purchase of 23 theatres with 179 screens during 1996 and 1997. The theatres were purchased for consideration of 703,241 shares of Regal common stock valued at $14.1 million and approximately $62.5 million cash.

         These transactions have been accounted for using the purchase method of accounting and, accordingly, the purchase prices have been allocated at fair value to the separately identifiable assets (principally property, equipment, and leasehold improvements) of the respective theatre locations, with the remaining balance allocated to goodwill, which is being amortized on a straight line basis generally over twenty to thirty years. The results of operations of these theatre locations have been included in the financial statements for the periods subsequent to the acquisition date.

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

         (in thousands of dollars, except per share data)




                                                           1995            1996
                                                         --------        --------
1996 ACQUISITION:
     Revenues                                             $329,824        $396,598
     Operating income                                       42,234          58,280
     Income before extraordinary item                       31,399          45,451
     Net income applicable to common stock                  18,196          24,921
     Earnings per common share:
         Basic                                            $   0.60        $   0.74
                                                          ========        ========
         Diluted                                          $   0.58        $   0.72
                                                          ========        ========

                                                            1996            1997
                                                          --------        --------
1997 ACQUISITIONS:
     Revenues                                             $413,743        $499,223
     Operating income                                       62,533          70,108
     Income before extraordinary item                       28,463          36,564
     Net income applicable to common stock                  27,483          26,544
     Earnings per common share:
         Basic                                            $   0.81        $   0.74
                                                          ========        ========
         Diluted                                          $   0.79        $   0.71
                                                          ========        ========


4.       LEASES

         Leases entered into by the Company, principally for theatres, are accounted for as operating leases. The Company, at its option, can renew a substantial portion of the leases at defined or then fair rental rates for various periods. Certain leases for Company theatres provide for contingent rentals based on revenues. Minimum rentals payable under all noncancelable operating leases with terms in excess of one year as of January 1, 1998, are summarized for the following fiscal years:

         (in thousands)



                    1998                         $ 58,790
                    1999                           58,542
                    2000                           57,409
                    2001                           56,678
                    2002                           55,380
                    Thereafter                    642,069


         Rent expense under such operating leases was $34,459, $41,427 and $52,632 for fiscal years 1995, 1996 and 1997, respectively.

5.       LONG-TERM DEBT

         Long-term debt at January 2, 1997 and January 1, 1998, consists of the following:

                                                             JANUARY 2,      JANUARY 1,
                                                                1997           1998
                                                             ----------      ----------
                                                                   (IN THOUSANDS)
$125,000,000 Regal senior subordinated
notes due October 1, 2007, with interest
payable semiannually at 8.5%. Notes are
redeemable, in whole or in part, at the
option of the Company at any time on or
after October 1, 2002, at the redemption
prices (expressed as percentages of the
principal amount thereof) set forth
below together with accrued and unpaid
interest to the redemption date, if
redeemed during the 12 month period
beginning on October 1 of the years
indicated:


           Year                      Redemption Price
           ----                      ----------------
           2002                      104.250%
           2003                      102.033%
           2004                      101.417%
           2005 and thereafter       100.000%                $      -          $125,000

$250,000,000 Regal senior reducing
revolving credit facility which expires on
June 30, 2003, with interest payable
quarterly, at LIBOR (5.8% at January 1,
1998) plus .65%. Draw capability will
expire on June 30, 1999. Repayment of the
outstanding balance on the credit facility
will begin September 30, 1999, and
consist of 5% of the outstanding balance
on a quarterly basis through June 30,
2001. Thereafter, payments will be 7.5%
of the outstanding balance quarterly through
June 30, 2003.                                                 51,000           162,000

$85,000,000 Cobb Theatres notes due
March 1, 2003, with interest payable
semiannually at 10 5/8%.                                       85,000               170

Notes payable to banks at rates ranging
from prime plus 0.5% to 2.0%.                                   6,908                 -

Other                                                           1,718             1,413
                                                             --------          --------

                                                              144,626           288,583

Less current maturities                                          (761)             (306)
                                                             --------          --------

                                                             $143,865          $288,277
                                                             ========          ========

         The Company's debt at January 1, 1998, is scheduled to mature as follows:

         (in thousands)


                       1998                                  $    306
                       1999                                       821
                       2000                                         -
                       2001                                         -
                       2002                                         -
                       Thereafter                             287,456
                                                             --------

                       Total                                 $288,583
                                                             ========


         On August 14, 1997, the Company commenced a tender offer for all of the Cobb Notes and a consent solicitation in order to effect certain changes in the Indenture. Upon completion of the tender offer, holders had tendered and given consents with respect to 96.86% of the outstanding principal amount of the Cobb Notes. In addition, the Company and the trustee executed a supplement to the Indenture, effecting the proposed amendments which included, among other things, the elimination of all financial covenants and the release of security for the Cobb Notes. On September 18, 1997, the Company paid, for each $1,000 principal amount, $1,136.97 for Cobb Notes tendered on or prior to August 28, 1997 and $1,126.97 for Cobb Notes tendered after August 28, 1997, plus, in each case, accrued and unpaid interest of $5.02. After completion of the tender offer, the Company purchased an additional $2,500,000 of the aggregate principal amount of the Cobb Notes. Regal financed the purchase price of the Cobb Notes with borrowings under a loan agreement with a bank. All such borrowings were repaid with a portion of the net proceeds of the offering of the $125,000,000 Regal Senior Subordinated Notes. Regal recognized an extraordinary charge totaling approximately $10.0 million (net of tax) in 1997, relating to the purchase of the Cobb Notes. The fair value of the senior subordinated notes was $126,250,000 at January 1, 1998.

         Upon consummation of the Neighborhood merger, Regal refinanced all existing debt of the acquired company, recognizing a loss on extinguishment of debt (net of applicable income taxes) of $448,000 in 1995. Additionally, Cobb Theatres refinanced existing debt, recognizing a loss on extinguishment of debt (net of applicable income taxes) of $751,000 in 1996. Such losses are reported as extraordinary items in the accompanying consolidated statements of income.

         In March 1995, Regal entered into a seven-year interest rate swap agreement for the management of interest rate exposure. At January 1, 1998, the agreement had effectively converted $20 million of LIBOR floating rate debt under the reducing revolving credit facility to a 7.32% fixed rate obligation. Regal continually monitors its position and the credit rating of the interest swap counterparty. The fair value of the interest swap agreement was $(955,000) at January 1, 1998.

6.       COMMON AND PREFERRED STOCK

         COMMON STOCK - Regal's common shares authorized, issued and outstanding throughout the financial statements and notes reflect the retroactive effect of stock issued in connection with the pooling transactions described in Note 1 and the authorization of additional shares and the effect of the two 3-for-2 stock splits authorized on December 13, 1995 and September 16, 1996, respectively.

         PREFERRED STOCK - The Company currently has 1,000,000 shares of preferred stock authorized with none issued. The Company may issue the preferred shares from time to time in such series having such designated preferences and rights, qualifications and limitations as the Board of Directors may determine.

         STOCK OPTIONS - The Company has three employee stock option plans under which 4,929,064 options are authorized and reserved. The options vest over three-to-five year periods and expire ten years after the respective grant dates. Activity within the plans is summarized as follows:


                                                         WEIGHTED         OPTIONS
                                                         AVERAGE       EXERCISABLE AT
                                         SHARES       EXERCISE PRICE      YEAR END
                                        ---------     --------------   --------------
Under option at December 29, 1994       1,993,081         $ 5.54
Options granted in 1995                   808,875         $14.16
Options exercised in 1995                (174,709)        $ 2.09
Options canceled in 1995                  (29,524)        $ 2.37
                                        ---------

Under option at December 28, 1995       2,597,723         $ 8.49            32,927
                                                                           =======
Options granted in 1996                   952,750         $25.06
Options exercised in 1996                (370,915)        $ 2.86
                                        ---------

Under option at January 2, 1997         3,179,558         $14.11            56,330
                                                                           =======
Options granted in 1997                   977,000         $28.18
Options exercised in 1997                (112,603)        $ 5.44
Options canceled in 1997                  (72,500)        $22.96
                                        ---------

Under option at January 1, 1998         3,971,455         $17.72           576,604
                                        =========         ======           =======


                                      OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                      ---------------------------------------------------  --------------------------------
                                           WEIGHTED-
                           NUMBER           AVERAGE           WEIGHTED         NUMBER          WEIGHTED
      RANGE OF          OUTSTANDING        REMAINING          AVERAGE       EXERCISABLE        AVERAGE
   EXERCISE PRICES       AT 1/1/98      CONTRACTUAL LIFE   EXERCISE PRICE    AT 1/1/98      EXERCISE PRICE
  -----------------   --------------    ----------------   --------------   ------------    --------------
  $ 1.21                    14,625            4.25            $ 1.21          11,812           $1.21
  $ 2.37                   212,233            4.52            $ 2.37         184,810           $2.37
  $ 3.86                   323,366            5.52            $ 3.86         153,348           $3.86
  $ 9.78 -  $10.08         755,106            6.62            $ 9.79         226,634           $9.79
  $12.34 -  $17.06         795,375            7.57            $14.11               -               -
  $22.00 -  $31.88       1,870,750            9.14            $26.71               -               -
                        ----------                                           -------

                         3,971,455                                           576,604
                        ==========                                           =======


         In addition, the Company has the 1993 Outside Directors' Stock Option Plan (the "1993 Directors' Plan"). Directors' stock options for the purchase of 20,250 shares at an exercise price of $12.33, 20,250 shares at an exercise price of $29.59 and 30,000 shares at an exercise price of $27.25 were granted during 1995, 1996 and 1997, respectively. The exercise price of all options granted under the 1993 Directors' Plan vest over 3 years and expire 10 years after the respective grant dates. Options exercisable at the end of 1995, 1996 and 1997, were 47,250, 70,875, and 67,500, respectively.

         Warrants to purchase 158,455 shares of common stock at an exercise price of $1.21 per share expire in 1998. The Company has reserved a sufficient number of shares of common stock for issuance pursuant to the authorized options and warrants.

         The Company makes awards of restricted stock under its employee stock plans as part of certain employees' incentive compensation. In general, the restrictions lapse in the year following grant. Restricted stock awards totaled 25,517 shares, 7,500 shares and 5,000 shares pursuant to 1995, 1996 and 1997 bonus awards, respectively.

         Regal has elected to continue following Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock option plans and its outside directors' plan rather than the alternative fair value accounting provided for under FASB Statement 123, "Accounting for Stock-Based Compensation" (Statement 123). Under APB 25, because the exercise price of the Company's employee and director stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the accompanying financial statements.

         Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company has accounted for its stock options under the fair value method of that Statement. The fair value for the employee and directors options granted during fiscal years 1995, 1996 and 1997, was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates ranging from 5.96% to 6.59% for 1995 grants, 6.06% to 6.95% for 1996 grants and 5.9% to 6.68% for 1997 grants; volatility factors of the expected market price of the Company's common stock of 32.8% for 1995, 32.8% for 1996 and 33.7% for 1997, and a weighted average expected life of 5 years for employee options and 7 years for outside director options. Additionally, the weighted average grant date fair value of options granted in fiscal years 1995, 1996 and 1997, was $5.67, $10.34 and $11.48 per share, respectively.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The pro forma results do not purport to indicate the effects on reported net income for recognizing compensation expense which are expected to occur in future years. The Company's pro forma information for 1995, 1996 and 1997 option grants follows:

         (in thousands, except per share data):


                                             1995          1996            1997
                                           -------       -------         -------
Pro forma net income                       $17,276       $23,930         $22,883

Pro forma earnings per share:
     Basic                                 $  0.55       $  0.70         $  0.63
     Diluted                               $  0.54       $  0.68         $  0.62


7.       INCOME TAXES

         Deferred income taxes reflect the impact of temporary differences between amounts recorded for assets and liabilities for financial reporting purposes and amounts utilized for measurement in accordance with tax laws. The tax effects of the temporary differences giving rise to the Company's net deferred tax liability are as follows:


(in thousands)                                               1996           1997
                                                            -------        -------
Assets:
     Net operating loss carryforward                        $ 4,431        $ 4,036
     Alternative minimum tax credits                            893            627
     Accrued expenses                                         2,213          1,230
     Tax operating lease                                        623            524
     State income taxes                                         531            632
     Other                                                        -            296
                                                            -------        -------

                                                              8,691          7,345
                                                            -------        -------
Liabilities:
     Property and equipment                                  13,927         16,313
     Other                                                      620            490
                                                            -------        -------

                                                             14,547         16,803
                                                            -------        -------

Deferred tax liability                                       (5,856)        (9,458)

Cobb Theatres valuation allowance for deferred tax asset     (2,309)             -
                                                            -------        -------

Net deferred tax                                            $(8,165)       $(9,458)
                                                            =======        =======

         The 1995, 1996 and 1997 provisions for income taxes before extraordinary items (see Note 5) consist of the following:



         (in thousands)

                                                     1995       1996        1997
                                                   -------    --------     -------
Current                                            $8,969      $16,718     $17,828
Deferred                                            3,309        1,803       3,602

Increase (decrease) in deferred income tax
     valuation allowance                              (78)       2,309      (2,309)
                                                      ---        -----      ------

                                                  $12,200      $20,830     $19,121
                                                  =======      =======     =======


         A reconciliation of the Company's income tax provision to taxes computed by applying the statutory Federal rate of 35% to pretax financial reporting income before extraordinary items is as follows:


         (in thousands)

                                               1995            1996              1997
                                              -------         -------          --------
Tax at statutory Federal rate                 $10,837         $16,244           $19,012
state income taxes, net of Federal benefit      1,105           1,870             2,161
Increase (decrease) in deferred income tax
     valuation allowance                          (78)          2,309            (2,309)
Nondeductible merger expenses and other           336             407               257
                                              -------         -------           -------

                                              $12,200         $20,830           $19,121
                                              =======         =======           =======


         At January 1, 1998, Cobb Theatres had net operating loss carryforwards of approximately $10.6 million that may be offset against future taxable income. Substantially all of the carryforward expires in 2009 through 2011. The $2,309 increase in the valuation allowance in 1996, and corresponding decrease in 1997, primarily reflect the change in the assessment of the likelihood of utilization of Cobb net operating loss carryforwards prior to, and after the merger of Cobb with Regal. Neighborhood and Cobb Theatres had approximately $266,000 and $627,000, respectively, of alternative minimum tax credit carryforwards available to reduce their future income tax liabilities. Under current Federal income tax law, the alternative minimum tax credit carryforwards have no expiration date.

8.       RELATED PARTY TRANSACTIONS

         Prior to May 1996, Regal obtained film licenses through an independent film booking agency owned by a director of the Company. Additionally, this director provides consulting services to the Company. The Company paid $626,000 and $655,000 in 1995 and 1996, respectively, for booking fees and consulting services.

         Regal paid $626,000, $952,000 and $1,200,057 in 1995, 1996 and 1997,
         respectively, for legal services provided by a law firm, a member of which serves as a director of the Company.

         Cobb Theatres leased office and warehouse facilities from a related party. The related rent expense amounted to approximately $266,000, $509,000 and $186,826 in 1995, 1996 and 1997, respectively.

         Cobb Theatres had an agreement with a corporation owned by a related party, to provide aircraft services. The fees for such services amounted to approximately $335,000, $432,000 and $257,250 for 1995,
         1996 and 1997, respectively.

9.       EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which changes the calculations used for earnings per share ("EPS") and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Statement is effective for financial statements issued for periods ending after December 15, 1997; earlier application was not permitted. All per share data has also been adjusted to give effect to the December 1995 and September 1996 common stock splits.

         The following reconciliation details the numerators and denominators used to calculate basic and diluted earnings per share for 1995, 1996 and 1997 (in 000's).



                                                                       1995
                                                  ----------------------------------------------
                                                    INCOME           SHARES            PER-SHARE
                                                  (NUMERATOR)     (DENOMINATOR)          AMOUNT
                                                  -----------     ------------         ----------
Basic EPS net income applicable to common
     stock                                          $17,072          30,428              $0.56
                                                                                         =====
Effect of dilutive securities                                           883
                                                    -------          ------
Diluted EPS net income                              $17,072          31,311              $0.55
                                                    =======          ======              =====
                                                                      1996
                                                  ----------------------------------------------
                                                     INCOME          SHARES            PER-SHARE
                                                   (NUMERATOR)    (DENOMINATOR)         AMOUNT
                                                  ------------    -------------        ---------
Basic EPS net income applicable to common
     stock                                          $24,837          33,726              $0.74
                                                                                         =====
Effect of dilutive securities                                         1,074
                                                    -------          ------
Diluted EPS net income                              $24,837          34,800              $0.71
                                                    =======          ======              =====
                                                                       1997
                                                   ----------------------------------------------
                                                     INCOME          SHARES            PER-SHARE
                                                  (NUMERATOR)     (DENOMINATOR)          AMOUNT
                                                  -----------     -------------        ----------
Basic EPS net income applicable to common
     stock                                          $25,179          36,113              $0.70
                                                                                         =====
Effect of dilutive securities                                         1,072
                                                    -------          ------
Diluted EPS net income                              $25,179          37,185              $0.68
                                                    =======          ======              =====


10.      SUBSEQUENT EVENT

         Regal has entered into an Agreement and Plan of Merger as of January 19, 1998 (the "Merger Agreement"), among Screen Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of KKR 1996 Fund L.P. (the "KKR Fund"), Monarch Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Hicks, Muse, Tate & Furst Equity Fund III, L.P. (the "HTMF Fund" and together with the KKR Fund, the "Funds"), and the Company. Pursuant to and subject to the terms and conditions of the Merger Agreement, Screen Acquisition Corp. and Monarch Acquisition Corp. will be merged with and into the Company (the "Merger") and the Company will continue after the Merger as a corporation owned by the Funds (the "Surviving Corporation"). Each share of Company common stock will be converted into the right to receive $31.00 in cash from the Surviving Corporation.

         The Merger is subject to termination or expiration of the waiting period under the Hart-Scott- Rodino Antitrust Improvements Act of 1976 (the "HSR Act"), approval by Company shareholders, the obtaining of necessary financing to consummate the Merger and certain other conditions. The waiting period under the HSR Act expired on March 1, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following persons are the current directors and executive officers of the Company. Certain information relating to the directors and executive officers, which has been furnished to the Company by the individuals named, is set forth below.


      NAME                      AGE                            POSITION
----------------------      ------------     ----------------------------------------
Philip D. Borack                62           Director

Michael E. Gellert              66           Director

William H. Lomicka              61           Director

J. David Grissom                59           Director

Herbert S. Sanger, Jr.          61           Director

Jack Tyrrell                    51           Director

Michael L. Campbell             44           Chairman, President, Chief Executive
                                             Officer and Director

R. Neal Melton                  38           Vice President Equipment and
                                             Purchasing and Director

Gregory W. Dunn                 38           Executive Vice President and Chief
                                             Operating Officer

Robert A. Engel, Jr.            45           Senior Vice President Film and Advertising

Lewis Frazer III                33           Executive Vice President, Chief Financial
                                             Officer and Secretary

R. Keith Thompson               36           Senior Vice President, Real Estate and
                                             Development

Susan Seagraves                 41           Vice President, Corporate Controller
                                             and Assistant Secretary



         Philip D. Borack has served as a director of the Company since December 1989. Since 1971, Mr. Borack has served as President of Tri-State Theatre Service, Inc., a motion picture booking and buying agent for independent theatres.

         Michael E. Gellert has served as a director of the Company since March 1990. Mr. Gellert has served as general partner of Windcrest Partners, a New York investment partnership since 1967. From 1958 to 1989, Mr. Gellert was associated with Drexel Burnham Lambert and its predecessors and served as an Executive Director. Mr. Gellert is a director of Devon Energy Corp., an independent energy company, Seacor Smit, Inc., an owner and operator of marine vessels for oil exploration and development,

Premier Parks, Inc., an owner and operator of midsized theme parks, and Humana Inc., a health care services company.

         William H. Lomicka has served as a director of the Company since March 1990. Since 1989, he has served as President of Mayfair Capital, Inc., a private investment firm. From September 1988 through April 1989, Mr. Lomicka served as acting President of Citizens Security Life Insurance Company. He was Secretary of Economic Development of the Commonwealth of Kentucky from 1987 to 1988. From 1986 to 1987 he was President of Old South Life Insurance Company. Mr. Lomicka serves as a director of Vencor, Inc., an operator of an integrated long-term healthcare network and Sabratek Corporation, a medical products company.

         J. David Grissom has served as a director of the Company since March 1990. Mr. Grissom is the Chairman and founder of Mayfair Capital, Inc., a private investment firm founded in 1989. Prior thereto, he served as Chairman and Chief Executive Officer of Citizens Fidelity Corporation, a bank holding company, from 1978 to 1989 and served as Vice Chairman of PNC Bank Corp. from 1987 to 1989. Mr. Grissom serves as a director of Churchill Downs, Inc., LG&E Energy Corp., a diversified energy company, and Providian Corporation, an insurance holding company.

         Herbert S. Sanger, Jr. has served as a director of the Company since March 1990. Mr. Sanger is a member in the Knoxville, Tennessee law firm of Wagner, Myers & Sanger, P.C., and has been a member of the firm since November 1986. Mr. Sanger was an attorney for the Tennessee Valley Authority ("TVA") from 1961 to 1986, serving as TVA's general counsel from 1975 to 1986.

         Jack Tyrrell has served as a director of the Company since March 1991. Mr. Tyrrell is a general partner of Lawrence, Tyrrell, Ortale & Smith, a venture capital firm founded in 1985. He also serves as a general partner of Lawrence, Tyrrell, Ortale & Smith II, L.P., Richland Ventures, L.P. and Richland Ventures II, L.P., also venture capital firms. Mr. Tyrrell serves as a director of Premier Parks, an owner and operator of midsized theme parks and National Health Investors, Inc., a real estate investment trust.

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

         R. Neal Melton has served as Vice President Equipment and Purchasing and a director since 1990. Mr. Melton served as Secretary from 1990 to May 1997. Prior to joining the Company, Mr. Melton co-founded Premiere with Mr. Campbell and served as Senior Vice President, Secretary and a director of Premiere from 1982 through 1989.

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

         Lewis Frazer III is a certified public accountant and has served as Executive Vice President and Chief Financial Officer since February 1993 and a Secretary since May 1997. From May 1992 to February 1993, Mr. Frazer served as Controller. Prior to joining the Company, he served from 1990 to 1992 as Corporate Controller for Kel-San, Inc., an affiliate of Institutional Jobbers. From June 1986 to July 1990, Mr. Frazer was an auditor with Coopers & Lybrand. Mr. Frazer serves as a member of the CFO Committee of the National Association of Theatre Owners.

         R. Keith Thompson has served as Senior Vice President Real Estate and Development since February 1993. Prior thereto, he served as Vice President Finance since joining the Company in 1991. From June 1984 to July 1991, Mr. Thompson was a Vice President of Corporate Lending at PNC Commercial Corporation.

         Susan Seagraves has served as Vice President and Corporate Controller since January 1994 when she joined the Company and as Assistant Secretary since May 1997. Ms. Seagraves is a certified public accountant, a certified management accountant and a fellow of health care management. From 1990 through 1993, Ms. Seagraves was an adjunct faculty member of Tusculum College and Bristol University and from 1988 to 1990 she served as Associate Executive Director of the Thompson Cancer Survival Center. From 1980 to 1988, Ms. Seagraves was in public accounting.


                          COMPLIANCE WITH SECTION 16(A)
                    BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. The executive officers, directors and greater than ten percent shareholders are required by federal securities regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on the Company's review of the copies of such forms and written representations from certain reporting persons furnished to the Company, the Company believes that its officers, directors, and greater than ten percent shareholders were in compliance with all applicable filing requirements, except that one transaction for Mr. Melton was not timely reported. This transaction has been subsequently reported.

ITEM 11. EXECUTIVE COMPENSATION

         The following table provides information as to annual, long-term or other compensation during the last three fiscal years for the Company's Chief Executive Officer and each of the Company's other executive officers whose salary and bonus exceeded $100,000 during fiscal 1997 (collectively the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                                 LONG TERM
                                                                                                COMPENSATION
                                                             ANNUAL COMPENSATION                   AWARDS
                                                  -----------------------------------------   ---------------
                                                                                                SECURITIES
                                                                                                UNDERLYING
NAME AND POSITION                                 FISCAL YEAR     SALARY($)    BONUS($)(1)    OPTIONS/SARS(#)
                                                  -----------     ---------    -----------    ---------------
Michael L. Campbell                                   1997         $241,500     $671,941          190,000
   Chairman, President and Chief                      1996          209,463      716,988          150,000
   Executive Officer                                  1995          179,236      441,252          112,500
Gregory W. Dunn                                       1997         $125,000     $135,000           60,000
   Executive Vice President and Chief                 1996          115,358      130,000           52,500
   Operating Officer                                  1995           87,536       75,000           61,875
Lewis Frazer III                                      1997         $120,000     $120,000           60,000
   Executive Vice President, Chief                    1996          108,413      124,950           45,000
   Financial Officer and Secretary                    1995           84,804       70,000           56,250
R. Keith Thompson                                     1997         $110,000     $ 70,000           40,000
   Senior Vice President Real Estate and              1996           95,568       60,000           30,000
   Development                                        1995           77,033       50,000           22,500
Robert A. Engel                                       1997         $ 95,000     $ 50,000               --
   Senior Vice President Film and                     1996           85,540       55,000           30,000
   Advertising                                        1995           77,033       45,000           22,500


------------------


(1) For fiscal years 1997 and 1996, reflects cash bonus earned in fiscal 1997 and 1996, respectively, and paid the following fiscal year. For fiscal year 1995, reflects bonuses earned in the fiscal year indicated and paid in the following fiscal year one-half in cash and one-half in restricted stock purchased in the name of the executive officer. Shares of restricted stock vested on January 2, 1997, one year after the grant date. Restricted stock was awarded as follows: Mr. Campbell - 10,227 shares for fiscal 1995; Mr. Dunn - 1,738 shares for fiscal 1995; Mr. Frazer - 1,623 shares for fiscal 1995; Mr. Thompson -1,159 shares for fiscal 1995; and Mr. Engel - 1,042 shares for fiscal 1995. Such shares for fiscal 1995 represent the total aggregate holdings of restricted stock by the Named Executive Officers for fiscal 1995 and had a fair market value of approximately $192,574, $32,727, $30,561, $21,824,
         $19,621, for Messrs. Campbell, Dunn, Frazer, Thompson and Engel, respectively, based on a price of $18.83, the closing price of the Common Stock on The Nasdaq Stock Market on December 28, 1995 (as adjusted for a three-for-two stock split in September 1996). Dividends are paid on all restricted shares to the same extent as on any other shares of Common Stock.

         The following table summarizes certain information regarding stock options issued to the Named Executive Officers during fiscal 1997. No stock appreciation rights ("SARs") have been granted by the Company.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                             INDIVIDUAL GRANTS
                           -----------------------------------------------------
                                           PERCENT OF
                             NUMBER OF       TOTAL
                             SECURITIES     OPTIONS                                       POTENTIAL REALIZABLE
                             UNDERLYING    GRANTED TO                                        VALUE AT ASSUMED
                              OPTIONS       EMPLOYEES    EXERCISE                            ANNUAL RATES OF
                              GRANTED       IN FISCAL     PRICE      EXPIRATION            STOCK APPRECIATION
       NAME                    (#)(1)         1997      ($/SHARE)       DATE                 OPTION TERM (2)
    -----------             -----------    ----------   ---------    ----------         ---------------------------
                                                                                           5%($)           10%($)
                                                                                        ----------       ----------
Michael L. Campbell           150,000         14.90%     $31.875      08/08/07          $3,006,885       $7,620,069
                               40,000          3.97%      22.75       11/07/07             572,290        1,450,303

Gregory W. Dunn                50,000          4.97%      31.875      08/08/97           1,002,295        2,540,023
                               10,000          0.99%      22.75       11/07/07             143,072          362,575

Lewis Frazer III               50,000          4.97%      31.875      08/08/07           1,002,295        2,540,023
                               10,000          0.99%      22.75       11/07/07             143,072          362,575

R. Keith Thompson              30,000          2.98%      31.875      08/08/07             601,377        1,524,013
                               10,000          0.99%      22.75       11/07/07             143,072          362,575

Robert A. Engel                    --            --           --           --                   --               --

------------

(1) All options were granted pursuant to the 1993 Employee Stock Incentive Plan (the "1993 Plan"), have a term of ten years, and vest in one-third increments annually beginning August 8, 2000 and November 7, 2000, respectively.
(2) Potential realizable value is calculated from a base stock price of $22.75 and $31.875, the exercise prices of the options granted.

         The following table summarizes certain information with respect to stock options exercised by the Named Executive Officers pursuant to the Company's Stock Option Plans.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL 1997 YEAR-END OPTION VALUES

                                                             NUMBER OF SECURITIES        VALUE OF UNEXERCISED IN-
                                                                  UNDERLYING                       THE-
                                                         UNEXERCISED OPTIONS HELD AT       MONEY OPTIONS HELD AT
                                                               JANUARY 1, 1998              JANUARY 1, 1998(1)
                                                                     (#)                            ($)
                                                         ----------------------------- ---------------------------
                              SHARES
                           ACQUIRED ON      VALUE
NAME                       EXERCISE (#)   REALIZED($)    EXERCISABLE    UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
--------------------      -------------   -----------    -----------    -------------  -----------   -------------
Michael L. Campbell              --            --          222,357         674,857     $4,966,121      $6,724,840

Gregory W. Dunn                  --            --           42,749         226,969        943,477       2,126,744

Lewis Frazer III                 --            --           50,203         234,940      1,084,520       2,457,802

R. Keith Thompson             3,677       $69,530           23,954         126,110        530,282       1,164,124

Robert A. Engel                  --            --           59,701          89,795      1,403,604       1,202,416

------------

(1) Reflects the market value of the underlying securities at exercise or at $27.875, the closing price on The Nasdaq Stock Market on December 31, 1997, less the exercise price.

DIRECTORS' COMPENSATION

         Each non-employee director is reimbursed for out-of-pocket expenses incurred in attending Board of Directors and committee meetings and non-employee directors receive stock options pursuant to the 1993 Outside Director's Stock Option Plan (the "Outside Directors' Plan"). Upon the Company's initial public offering, each non-employee director was granted a one-time option for the purchase of 10,125 shares of the Company's Common Stock. In addition, on the anniversary date of each non-employee director's election, provided the person continues to serve as a director, the non-employee director will receive an option for the purchase of 5,000 shares. All options granted under the Outside Directors' Plan will have an exercise price equal to the fair market value of the Common Stock at the date of grant, will vest in one-third increments annually from the date of grant and will have a term of ten years, subject to the non-employee director's continued service as a director.

EMPLOYMENT AGREEMENTS

         Michael L. Campbell and R. Neal Melton are each employed by the Company under an Agreement of Employment and Covenant Not to Compete dated March 17, 1990 (the "Employment Agreements"). Under the Employment Agreements, Messrs. Campbell and Melton, respectively, were employed as President and Chief Executive Officer and Vice President and Secretary for an initial term ended March 31, 1993, with automatically renewable one year terms unless the Company or such officer gives advance written notice of intent not to renew. The Employment Agreements will terminate upon permanent disability and may be terminated by the Company for cause. Upon termination or nonrenewal of their respective Employment Agreements, Messrs. Campbell and Melton have each agreed, for a period of two years, not to become employed, directly or indirectly, by, or to have a financial interest in, any other business engaged in the motion picture theatre business in a manner similar in nature to the business of the Company within a 15 mile radius of any theatre location the Company operates at the time of termination or any location at which the Company has plans or negotiations in progress to develop, open or build a theatre at the time of such termination.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During fiscal 1997, the Compensation Committee was comprised of Messrs. Gellert, Grissom and Sanger. None of these persons has at any time been an officer or employee of the Company or its subsidiaries.

         The law firm of Wagner, Myers & Sanger, P.C. serves as counsel to the Company, and Mr. Sanger is a member of the firm. For fiscal 1997, the Company paid fees to Wagner, Myers & Sanger, P.C. of $1,200,057.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information with respect to the beneficial ownership of shares of the Common Stock as of March 19, 1998, by (i) each director of the Company; (ii) the executive officers of the Company; and
(iii) by all directors and executive officers of the Company as a group.

                                                        Amount and
              Name and Address of                  Nature of Beneficial      Percent
               Beneficial Owners                       Ownership(1)          of Class
----------------------------------------------   ----------------------    -----------
Michael E. Gellert**                                  1,027,618(2)            2.8%

J. David Grissom**                                      906,999(3)            2.5%

Jack Tyrrell**                                          107,829(4)            *

Michael L. Campbell***                                1,174,319(5)            3.2%

R. Neal Melton***                                       617,599(6)            1.7%

Philip D. Borack**                                       38,389(7)            *

William H. Lomicka**                                    220,366(8)            *

Herbert S. Sanger, Jr.**                                 32,000(9)            *

Gregory W. Dunn****                                     273,266(10)           *

Lewis Frazer III****                                    286,766(11)           *

Robert A. Engel****                                     226,781(12)           *

R. Keith Thompson****                                   152,926(13)           *

Susan Seagraves****                                      95,417(14)           *

All directors and executive officers as a group       5,160,275(15)          13.4%
(13 persons)

------------------------

*Indicates ownership of less than one percent of the Company's outstanding
 Common Stock.
**Director of the Company.
***Director and Executive Officer.
****Executive Officer.

(1) Pursuant to the rules of the Securities and Exchange Commission, certain shares of the Company's Common Stock which a beneficial owner has the right to acquire within 60 days of March 19, 1998 pursuant to the exercise of stock options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such owner but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Assumes that the Merger will be consummated within 60 days of March 19, 1998 and, therefore, that all options and warrants are exercisable as of March 19, 1998.
(2) Mr. Gellert is a general partner of Windcrest Partners and, therefore, is deemed to beneficially own the 861,170 shares and the 76,316 shares issuable upon the exercise of certain warrants held by Windcrest Partners. Also includes 25,250 shares issuable upon the exercise of outstanding options.

(3) Includes 58,682 shares issuable upon the exercise of certain warrants; 10,125 shares held by Longview Foundation, a not for profit corporation for which Mr. Grissom serves as President; and 25,250 shares issuable upon the exercise of outstanding options. Mr. Grissom disclaims beneficial ownership of the shares held by Longview Foundation. Does not include certain shares owned by Mr. Grissom's wife of which Mr. Grissom disclaims beneficial ownership.
(4) Includes 11,750 shares of Regal Common Stock issuable upon the exercise of outstanding options. Does not include certain shares owned by Mr. Tyrrell's wife, of which he disclaims beneficial ownership.
(5) Includes 897,214 shares of Regal Common Stock issuable upon the exercise of outstanding stock options of which 150,000 have an exercise price in excess of the $31.00 per share consideration to be received in the Merger and, therefore, will have no value if the Merger is consummated.
(6) Includes 130,951 shares of Regal Common Stock issuable upon the exercise of outstanding stock options.
(7) Includes 1,375 shares held by Mr. Borack's daughter and 37,014 shares issuable upon the exercise of outstanding options.
(8) Includes 23,457 shares issuable upon the exercise of certain warrants and 25,250 shares issuable upon the exercise of outstanding options.
(9) Includes 16,875 shares held for the benefit of Mr. Sanger by The Trust Co. of Knoxville, Inc., trustee for Wagner, Myers & Sanger, P. C. Money Purchase Pension Plan, and 15,125 shares issuable upon the exercise of outstanding options.
(10) Includes 269,718 shares issuable upon the exercise of outstanding options of which 50,000 have an exercise price in excess of the $31.00 per share consideration to be received in the Merger and, therefore, will have no value if the Merger is consummated. Includes 704 shares held by Mr. Dunn's spouse for the benefit of his two children and 1,105 shares held by his spouse.
(11) Includes 285,143 shares issuable upon the exercise of outstanding options of which 50,000 have an exercise price in excess of the $31.00 per share consideration to be received in the Merger and, therefore, will have no value if the Merger is consummated.
(12) Includes 149,496 shares issuable upon the exercise of outstanding options and 505 shares held by his spouse.
(13) Includes 150,064 shares issuable upon the exercise of outstanding options of which 30,000 have an exercise price in excess of the $31.00 per share consideration to be received in the Merger and, therefore, will have no value if the Merger is consummated.
(14)  Includes 95,000 shares issuable upon the exercise of outstanding options.
(15) Includes 2,117,225 shares issuable upon the exercise of outstanding options and 158,455 shares issuable upon the exercise of outstanding warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The law firm of Wagner, Myers & Sanger, P.C. serves as counsel to the Company, and Mr. Sanger is a member of the firm. For fiscal 1997, the Company paid fees to Wagner, Myers & Sanger, P.C. of $1,200,057.

         The Board of Directors has adopted a policy which provides that any transaction between the Company and any of its directors, officers or principal shareholders or affiliates thereof must be on terms no less favorable to the Company than could be obtained from unaffiliated parties, and must be approved by a vote of a majority of the disinterested directors of the Company. The Company believes that past transactions have complied with this policy.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      1.    Financial Statements:

                     The following Financial Statements of Regal Cinemas, Inc. are included in Part II, Item 8.

                     Reports of Independent Accountants
                     Consolidated Balance Sheets at January 2, 1997 and
                              January 1, 1998.
                     Consolidated Statements of Income for the years ended
                              December 28, 1995, January 2, 1997 and
                              January 1, 1998.
                     Consolidated Statements of Changes in Shareholders'
                              Equity for the years ended December 28, 1995, January 2, 1997 and January 1, 1998.
                     Consolidated Statements of Cash Flows for the years
                              ended December 28, 1995, January 2, 1997 and
                              January 1, 1998.
                     Notes to Consolidated Financial Statements

         2.    Financial Statement Schedules - Not applicable.

         3.    Exhibits:




Exhibit
Number          Description
---------       ----------------------------------------------------------------

3.1(1)          Restated Charter of Registrant
3.2(1)          Restated Bylaws of Registrant
4.1(1)          Specimen Common Stock certificate.
4.2(1)          Article 5 of the Registrant's Restated Charter (included in
                Exhibit 3.1).
4.3(2)          Indenture dated September 24, 1997 between Regal Cinemas, Inc.
                and IBJ Schroder Bank & Trust Company.
4.4(2)          Form of Regal Cinemas, Inc. 8 1/2% Senior Subordinated Note due
                October 1, 2007 (contained in Indenture filed as Exhibit 4.3).
4.5(2)          Registration Rights Agreement dated July 31, 1997 among
                Regal Cinemas, Inc., Cobb Theatres, L.L.C., the Members
                of Cobb Theatres, L.L.C. and the partners of Tricob Partnership.
4.6(3)          Form of 10 5/8% Notes due 2003.
4.7(3)          Indenture dated March 6, 1996 among Cobb Theatres, L.L.C., R.C.
                Cobb, Inc., Cobb Theatres II, Inc., Cobb Finance Corp. and IBJ
                Schroder Bank & Trust Company.
4.8(4)          First Supplemental Indenture dated August 30, 1996 among Cobb
                Theatres, L.L.C., Cobb Finance Corp., R. C. Cobb, Inc., Cobb
                Theatres II, Inc. and IBJ Schroder Bank & Trust Company.
4.9(4)          Second Supplemental Indenture dated July 30, 1997 among Cobb
                Theatres, L.L.C., Cobb Finance Corp., R. C. Cobb, Inc., Cobb
                Theatres II, Inc. and IBJ Schroder Bank & Trust Company.
4.10(4)         Third Supplemental Indenture dated July 31, 1997 among Cobb
                Theatres, L.L.C., Cobb Finance Corp., R. C. Cobb, Inc., Cobb
                Theatres II, Inc., Regal Cinemas, Inc. and IBJ Schroder Bank &
                Trust Company.
4.11(2)         Fourth Supplemental Indenture dated August 28, 1997 among Regal
                Cinemas, Inc., Cobb Finance Corp., R. C. Cobb, Inc., Cobb
                Theatres II, Inc. and IBJ Schroder Bank & Trust Company.
10.1(1)         Warrant Certificate dated April 26, 1990.
10.2(1)         Form of Warrant Certificate executed January 11, 1991.
10.3(1)         Amended and Restated Subordinated Agreement dated April 20, 1994.
10.4(1)         Form of Indemnification Agreement.
10.5(1)         Amended and Restated Warrant Certificate replacing Warrant
                Certificate dated April 26, 1990.




10.6(1)         Form of Amended and Restated Warrant Certificate replacing
                Warrant Certificates dated January 11, 1991.
10.7(5)         Acquisition Agreement dated March 25, 1996 among Regal Cinemas,
                Inc. and Del Rosa Cinema 8, Inc., Krikorian Premiere Theatres,
                Inc., George Krikorian, El Cajon Cinemas, Inc., Peninsula Cinema
                9, Inc., Terrace Cinema 6, Inc., Whittwood Cinema, Inc., Diamond
                Bar Cinema 10, Inc., Hemet Cinemas, Inc., Lake Elsinore Cinemas,
                Inc., and What If Enterprises, LLC.
10.8(6)         Amended and Restated Agreement and Plan of Merger dated as of
                February 2, 1996 between Regal Cinemas, Inc. and Georgia State
                Theatres, Inc.
10.9(7)         Agreement and Plan of Merger dated June 11, 1997 among Regal
                Cinemas, Inc., Regal Acquisition Corporation, RAC Corporation,
                RAC Finance Corp., Cobb Theatres, L.L.C., R. C. Cobb, Inc., Cobb
                Theatres II, Inc., Cobb Finance Corp. and Tricob Partnership.
10.10(4)        Agreement and Waiver dated July 31, 1997, by and among Regal
                Cinemas, Inc., Regal Acquisition Corporation, RAC Corporation,
                RAC Finance Corp., Cobb Theatres, L.L.C., R. C. Cobb, Inc., Cobb
                Theatres II, Inc., Cobb Finance Corp. and Tricob Partnership.
10.11(8)        Loan Agreement dated October 8, 1997.

MANAGEMENT CONTRACT OR COMPENSATORY PLAN

10.12(1)        1993 Employee Stock Incentive Plan.
10.13(1)        1993 Outside Directors' Stock Option Plan.
10.14(1)        Regal Cinemas, Inc. Participant Stock Option Plan.
10.15(1)        Regal Cinemas, Inc. Employee Stock Option Plan.
10.16(1)        Agreement of Employment and Covenant Not to Compete by and between
                Michael L. Campbell and Regal Cinemas, Inc. dated March 17, 1990.
10.17(1)        Agreement of Employment and Covenant Not to Compete by and between R.
                Neal Melton and Regal Cinemas, Inc. dated March 17, 1990.
10.18(9)        401(k) Profit Sharing Plan.
11              Statement re: computation of Per Share Earnings.
21              Subsidiaries of the Registrant
23.1            Consent of Coopers & Lybrand L.L.P.
23.2            Consent of Ernst & Young LLP
27              Financial Data Schedule (for SEC use only).

-----------------

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1, Registration No. 33-62868.
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-4, Registration No. 333-40019.
(3) Incorporated by reference to Cobb Theatres, L.L.C.'s Registration Statement on Form S-4, Registration No. 333-02724.
(4) Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 14, 1997.
(5) Incorporated by reference to the Registrant's Current Report on Form 8-K dated May 1, 1996.
(6) Incorporated by reference to the Registrant's Registration Statement on Form S-4, Registration No. 333-2514.
(7) Incorporated by reference to Cobb Theatres, L.L.C.'s Quarterly Report on Form 10-Q for the quarter ended May 31, 1997.
(8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 1997.
(9) Incorporated by reference to the Registrant's Registration Statement on Form S-8, Registration No. 333-13295.





         (b) During the fourth quarter of fiscal 1997 ended January 1, 1998, the Registrant filed no reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    REGAL CINEMAS, INC.

Dated: March 30, 1998               By: /s/ Michael L. Campbell
                                       -----------------------------------------
                                       Michael L. Campbell, Chairman, President,
                                       Chief Executive Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                              Title                              Date
---------                              -----                              ----

/s/ Michael L. Campbell               Chairman of the Board,              March 30, 1998
----------------------------------      President, Chief Executive
Michael L. Campbell                     Officer and Director (Principal
                                        Executive Officer)


/s/ Lewis Frazer III                  Executive Vice President, Chief     March 30, 1998
----------------------------------      Financial Officer and Secretary
Lewis Frazer III                        (Principal Financial and
                                        Accounting Officer)

/s/ R. Neal Melton                    Vice President Equipment and        March 30, 1998
----------------------------------      Purchasing and Director
R. Neal Melton

/s/ Philip D. Borack                  Director                            March 30, 1998
----------------------------------
Philip D. Borack

/s/ Michael E. Gellert                Director                            March 30, 1998
----------------------------------
Michael E. Gellert

/s/ J. David Grissom                  Director                            March 30, 1998
----------------------------------
J. David Grissom

/s/ William H. Lomicka                Director                            March 30, 1998
----------------------------------
William H. Lomicka

/s/ Herbert S. Sanger, Jr.            Director                            March 30, 1998
----------------------------------
Herbert S. Sanger, Jr.

/s/ Jack Tyrrell                      Director                            March 30, 1998
----------------------------------
Jack Tyrrell

                                INDEX TO EXHIBITS


Exhibit
Number          Description
--------        ---------------------------------------------------------
3.1(1)          Restated Charter of Registrant
3.2(1)          Restated Bylaws of Registrant
4.1(1)          Specimen Common Stock certificate.
4.2(1)          Article 5 of the Registrant's Restated Charter (included in
                Exhibit 3.1).
4.3(2)          Indenture dated September 24, 1997 between Regal Cinemas, Inc.
                and IBJ Schroder Bank & Trust Company.
4.4(2)          Form of Regal Cinemas, Inc. 8 1/2% Senior Subordinated Note due
                October 1, 2007 (contained in Indenture filed as Exhibit 4.3).
4.5(2)          Registration Rights Agreement dated July 31, 1997 among
                Regal Cinemas, Inc., Cobb Theatres, L.L.C., the Members
                of Cobb Theatres, L.L.C. and the partners of Tricob Partnership.
4.6(3)          Form of 10 5/8% Notes due 2003.
4.7(3)          Indenture dated March 6, 1996 among Cobb Theatres, L.L.C., R.C.
                Cobb, Inc., Cobb Theatres II, Inc., Cobb Finance Corp. and IBJ
                Schroder Bank & Trust Company.
4.8(4)          First Supplemental Indenture dated August 30, 1996 among Cobb
                Theatres, L.L.C., Cobb Finance Corp., R. C. Cobb, Inc., Cobb
                Theatres II, Inc. and IBJ Schroder Bank & Trust Company.
4.9(4)          Second Supplemental Indenture dated July 30, 1997 among Cobb
                Theatres, L.L.C., Cobb Finance Corp., R. C. Cobb, Inc., Cobb
                Theatres II, Inc. and IBJ Schroder Bank & Trust Company.
4.10(4)         Third Supplemental Indenture dated July 31, 1997 among Cobb
                Theatres, L.L.C., Cobb Finance Corp., R. C. Cobb, Inc., Cobb
                Theatres II, Inc., Regal Cinemas, Inc. and IBJ Schroder Bank &
                Trust Company.
4.11(2)         Fourth Supplemental Indenture dated August 28, 1997 among Regal
                Cinemas, Inc., Cobb Finance Corp., R. C. Cobb, Inc., Cobb
                Theatres II, Inc. and IBJ Schroder Bank & Trust Company.
10.1(1)         Warrant Certificate dated April 26, 1990.
10.2(1)         Form of Warrant Certificate executed January 11, 1991.
10.3(1)         Amended and Restated Subordinated Agreement dated April 20, 1994.
10.4(1)         Form of Indemnification Agreement.
10.5(1)         Amended and Restated Warrant Certificate replacing Warrant
                Certificate dated April 26, 1990.
10.6(1)         Form of Amended and Restated Warrant Certificate replacing
                Warrant Certificates dated January 11, 1991.
10.7(5)         Acquisition Agreement dated March 25, 1996 among Regal Cinemas,
                Inc. and Del Rosa Cinema 8, Inc., Krikorian Premiere Theatres,
                Inc., George Krikorian, El Cajon Cinemas, Inc., Peninsula Cinema
                9, Inc., Terrace Cinema 6, Inc., Whittwood Cinema, Inc., Diamond
                Bar Cinema 10, Inc., Hemet Cinemas, Inc., Lake Elsinore Cinemas,
                Inc., and What If Enterprises, LLC.
10.8(6)         Amended and Restated Agreement and Plan of Merger dated as of
                February 2, 1996 between Regal Cinemas, Inc. and Georgia State
                Theatres, Inc.
10.9(7)         Agreement and Plan of Merger dated June 11, 1997 among Regal
                Cinemas, Inc., Regal Acquisition Corporation, RAC Corporation,
                RAC Finance Corp., Cobb Theatres, L.L.C., R. C. Cobb, Inc., Cobb
                Theatres II, Inc., Cobb Finance Corp. and Tricob Partnership.


10.10(4)        Agreement and Waiver dated July 31, 1997, by and among Regal
                Cinemas, Inc., Regal Acquisition Corporation, RAC Corporation,
                RAC Finance Corp., Cobb Theatres, L.L.C., R. C. Cobb, Inc., Cobb
                Theatres II, Inc., Cobb Finance Corp. and Tricob Partnership.
10.11(8)        Loan Agreement dated October 8, 1997.

MANAGEMENT CONTRACT OR COMPENSATORY PLAN

10.12(1)        1993 Employee Stock Incentive Plan.
10.13(1)        1993 Outside Directors' Stock Option Plan.
10.14(1)        Regal Cinemas, Inc. Participant Stock Option Plan.
10.15(1)        Regal Cinemas, Inc. Employee Stock Option Plan.
10.16(1)        Agreement of Employment and Covenant Not to Compete by and between
                Michael L. Campbell and Regal Cinemas, Inc. dated March 17, 1990.
10.17(1)        Agreement of Employment and Covenant Not to Compete by and between R.
                Neal Melton and Regal Cinemas, Inc. dated March 17, 1990.
10.18(9)        401(k) Profit Sharing Plan.
11              Statement re: computation of Per Share Earnings.
21              Subsidiaries of the Registrant
23.1            Consent of Coopers & Lybrand L.L.P.
23.2            Consent of Ernst & Young LLP
27              Financial Data Schedule (for SEC use only).


-----------------

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1, Registration No. 33-62868.
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-4, Registration No. 333-40019.
(3) Incorporated by reference to Cobb Theatres, L.L.C.'s Registration Statement on Form S-4, Registration No. 333-02724.
(4) Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 14, 1997.
(5) Incorporated by reference to the Registrant's Current Report on Form 8-K dated May 1, 1996.
(6) Incorporated by reference to the Registrant's Registration Statement on Form S-4, Registration No. 333-2514.
(7) Incorporated by reference to Cobb Theatres, L.L.C.'s Quarterly Report on Form 10-Q for the quarter ended May 31, 1997.
(8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 1997.
(9) Incorporated by reference to the Registrant's Registration Statement on Form S-8, Registration No. 333-13295.