Form 10-Q
period 1998-04-02
REGAL CINEMAS INC
filed 1998-04-29
CIK 905035

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 2, 1998



                         Commission file number 0-21772

                              Regal Cinemas, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Tennessee                                     62-1412720
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


   7132 Commercial Park Drive
      Knoxville, Tennessee                                37918
-------------------------------             ------------------------------------
    (Address of Principal                               (Zip Code)
      Executive Offices)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:       (423) 922-1123
                                                      ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

         Common Stock outstanding - 36,120,028 shares at April 28, 1998

                         PART I -- FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------



                               REGAL CINEMAS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                            (in thousands of dollars)


                                     ASSETS

                                                                APRIL 2,    JANUARY 1,
                                                                  1998         1998
                                                                --------     --------
Current assets:
     Cash and equivalents                                       $ 16,905     $ 18,398
     Accounts receivable                                           1,493        4,791
     Inventories                                                   2,155        2,159
     Prepaids and other current assets                             7,393        6,377
     Refundable income taxes                                          --        2,424
                                                                --------     --------
        Total current assets                                      27,946       34,149
                                                                --------     --------

Property and equipment:
     Land                                                         54,130       53,955
     Buildings and leasehold improvements                        379,669      366,323
     Equipment                                                   223,297      211,465
     Construction in progress                                     69,324       46,529
                                                                --------     --------
                                                                 726,420      678,272
     Accumulated depreciation and amortization                  (121,768)    (112,927)
                                                                --------     --------
        Total property and equipment, net                        604,652      565,345

Goodwill, net                                                     52,030       52,619
Other assets                                                       8,680        8,537
                                                                --------     --------

        Total assets                                            $693,308     $660,650
                                                                ========     ========



     See accompanying notes to condensed consolidated financial statements.

                               REGAL CINEMAS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                -------------------------------------------------
                 (in thousands of dollars, except share amounts)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                APRIL 2,    JANUARY 1,
                                                                  1998         1998
                                                                --------     --------
Current liabilities:
     Current maturities of long-term debt                       $    306     $    306
     Accounts payable                                             36,904       38,982
     Accrued expenses                                             15,842       13,739
                                                                --------     --------
        Total current liabilities                                 53,052       53,027
                                                                --------     --------

Long-term debt, less current maturities                          308,070      288,277
Other liabilities                                                 14,219       12,771
                                                                --------     --------
        Total liabilities                                        375,341      354,075
                                                                --------     --------

Commitments (Note 4)

Shareholders' equity:
     Preferred stock, no par; 1,000,000 shares authorized,
        none issued                                                   --           --
     Common stock, no par; 100,000,000 shares
        authorized; 36,120,028 and 36,113,524 shares
        issued and outstanding at April 2, 1998 and January
        1, 1998                                                  223,759      223,707
Retained earnings                                                 94,208       82,868
                                                                --------     --------
        Total shareholders' equity                              $317,967     $306,575
                                                                --------     --------

        Total liabilities and shareholders' equity              $693,308     $660,650
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



                                                THREE MONTHS ENDED
                                             ------------------------
                                              APRIL 2,       APRIL 3,
                                                1998           1997
                                             ---------      ---------
Revenue:
   Admissions                                $  95,347      $  76,514
   Concessions                                  40,101         30,617
   Other operating revenue                       5,018          3,079
                                             ---------      ---------
         Total revenues                        140,466        110,210
                                             ---------      ---------
Operating expenses:
   Film rental and advertising costs            48,846         40,176
   Cost of concessions and other                 4,688          4,165
   Theatre operating expenses                   49,669         37,122
   General and administrative expenses           4,210          4,567
   Depreciation and amortization                 9,581          7,188
                                             ---------      ---------
         Total operating expenses              116,994         93,218
                                             ---------      ---------
Operating income                                23,472         16,992
Other income (expense):
   Interest expense                             (4,791)        (2,880)
   Interest income                                 149            117
   Other                                          (240)          (190)
                                             ---------      ---------
Income before provision for income taxes        18,590         14,039
Provision for income taxes                      (7,250)        (5,452)
                                             ---------      ---------
Net income                                   $  11,340      $   8,587
                                             =========      =========
Earnings per common share:
   Basic                                     $     .31      $     .24
                                             =========      =========
   Diluted                                   $     .30      $     .23
                                             =========      =========


     See accompanying notes to condensed consolidated financial statements.

                               REGAL CINEMAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                            (in thousands of dollars)

                                                                  THREE MONTHS ENDED
                                                                ----------------------
                                                                 APRIL 2,     APRIL 3,
                                                                  1998          1997
                                                                --------      --------
Cash flows from operating activities:
Net income                                                      $ 11,340      $  8,587
   Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and amortization                              9,581         7,092
        Loss (gain) on sale of assets                                (17)          243
        Deferred income taxes                                        948            21
        Changes in operating assets and liabilities:
          Accounts receivable                                      3,297           510
          Inventories                                                  5          (197)
          Prepaids and other current assets                       (1,016)         (519)
          Accounts payable                                        (2,078)       (1,077)
          Accrued expenses and other liabilities                   5,028         2,230
                                                                --------      --------
               Net cash provided by operating activities          27,088        16,890
Cash flows from investing activities:
   Capital expenditures, net                                     (48,130)      (28,341)
   Investment in other assets                                       (295)         (291)
                                                                --------      --------
               Net cash used in investing activities             (48,425)      (28,632)
Cash flows from financing activities:
   Net borrowings under long-term debt                            19,792         5,823
   Net proceeds from issuance of common stock upon exercise
      of warrants and options                                         27           354
   Stock compensation expense                                         25            30
                                                                --------      --------
               Net cash provided by financing activities          19,844         6,207
                                                                --------      --------
Net decrease in cash and equivalents                              (1,493)       (5,535)
Cash and equivalents at beginning of period                       18,398        17,116
                                                                --------      --------
Cash and equivalents at end of period                           $ 16,905      $ 11,581
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

                               REGAL CINEMAS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         ---------------------------------------------------------------


1.       THE COMPANY AND BASIS OF PRESENTATION

         Regal Cinemas, Inc. ("Regal") and its wholly owned subsidiaries, entities through which Cobb Theatres, L.L.C. and Tricob Partnership, an entity controlled by members of Cobb Theatres, L.L.C. conducted their business ("Cobb Theatres"), collectively referred to as the "Company" operate multi-screen motion picture theatres principally throughout the eastern United States. The Company formally operates on a fiscal year ending on the Thursday closest to December 31.

         On July 31, 1997, Regal issued 2,837,594 shares of its common stock for all of the outstanding common stock of Cobb Theatres. The merger has been accounted for as a pooling of interests and, accordingly, these condensed consolidated financial statements have been restated for all periods to include the results of operations and financial positions of Cobb Theatres.

         Separate results of the combining entities for the three-month periods ended April 2, 1998 and April 3, 1997 are as follows:

                                                    THREE MONTHS    THREE MONTHS
                                                       ENDED            ENDED
                                                      APRIL 2,         APRIL 3,
                                                        1998             1997
                                                      --------         --------
                                                           (IN THOUSANDS)
Revenues:
   Regal                                              $140,466         $ 77,445
   Cobb Theatres, L.L.C. and Tricob
       Partnership (through April 3 for 1997)               --           32,765
                                                      --------         --------
                                                      $140,466         $110,210
                                                      ========         ========
Net income:
   Regal                                              $ 11,340         $  8,536
   Cobb Theatres, L.L.C. and Tricob
       Partnership (through April 3 for 1997)               --               51
                                                      --------         --------
                                                      $ 11,340         $  8,587
                                                      ========         ========

2.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The condensed consolidated balance sheet as of April 3, 1997, the condensed consolidated statements of income for the three months ended April 2, 1998 and April 3, 1997 and the condensed consolidated statements of cash flows for the three months ended April 2, 1998 and April 3, 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The January 1, 1998 information has been derived from the audited January 1, 1998 balance sheet of Regal Cinemas, Inc.

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

                               REGAL CINEMAS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         ---------------------------------------------------------------


2.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Report filed on Form 10-K dated March 31, 1998. The results of operations for the three month period ended April 2, 1998 are not necessarily indicative of the operating results for the full year.

3.       INCOME TAXES

         The Company's effective income tax rate differs from the expected federal income tax rate of 35% due to the inclusion of state income taxes.

4.       LONG-TERM DEBT

         Long-term debt at April 2, 1998 and January 1, 1998, consists of the following:


                                                                                        APRIL 2,          JANUARY 1,
                                                                                          1998               1998
                                                                                        ---------          ---------
                                                                                               (IN THOUSANDS)
$125,000,000 Regal senior subordinated notes due October 1, 2007, with interest payable semiannually at 8.5%. Notes are redeemable, in whole or in part, at the option of the Company at any time on or after October 1, 2002, at the redemption prices (expressed as percentages of the principal amount thereof) set forth below together with accrued and unpaid interest to the redemption date, if redeemed during the 12 month period beginning on October 1 of the years indicated:

           Year                             Redemption Price
           ----                             ----------------

           2002                                104.250%
           2003                                102.033%
           2004                                101.417%
           2005 and thereafter                 100.000%                                  $125,000           $125,000

$250,000,000 Regal senior reducing revolving credit facility which expires on
June 30, 2003, with interest payable quarterly, at LIBOR (5.79% at April 2,
1998) plus .65%. Draw capability will expire on June 30, 1999. Repayment of the outstanding balance on the credit facility will begin September 30, 1999, and consist of 5% of the outstanding balance on a quarterly basis through June 30,
2001. Thereafter, payments will be 7.5% of the outstanding balance quarterly
through June 30, 2003                                                                     182,000            162,000

$85,000,000 Cobb Theatres notes due March 1, 2003, with interest
payable semiannually at 10 5/8%                                                                70                170

Other                                                                                       1,306              1,413
                                                                                        ---------          ---------

                                                                                          308,376            288,583

Less current maturities                                                                      (306)              (306)
                                                                                        ---------          ---------

                                                                                        $ 308,070          $ 288,277
                                                                                        =========          =========

                               REGAL CINEMAS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         ---------------------------------------------------------------

4.       LONG-TERM DEBT, CONTINUED

         The Company's debt at April 2, 1998, is scheduled to mature as follows:

         (in thousands)


                              1998               $    306
                              1999                  1,000
                              2000                     --
                              2001                     --
                              2002                     --
                              Thereafter          307,070
                                                 --------

                              Total              $308,376
                                                 ========

         On August 14, 1997, the Company commenced a tender offer for all of the Cobb Notes and a consent solicitation in order to effect certain changes in the Indenture. Upon completion of the tender offer, holders had tendered and given consents with respect to 96.86% of the outstanding principal amount of the Cobb Notes. In addition, the Company and the trustee executed a supplement to the Indenture, effecting the proposed amendments which included, among other things, the elimination of all financial covenants and the release of security for the Cobb Notes. On September 18, 1997, the Company paid, for each $1,000 principal amount, $1,136.97 for Cobb Notes tendered on or prior to August 28, 1997 and $1,126.97 for Cobb Notes tendered after August 28, 1997, plus, in each case, accrued and unpaid interest of $5.02. After completion of the tender offer, the Company purchased an additional $2,600,000 of the aggregate principal amount of the Cobb Notes. Regal financed the purchase price of the Cobb Notes with borrowings under a loan agreement with a bank. All such borrowings were repaid with a portion of the net proceeds of the offering of the $125,000,000 Regal Senior Subordinated Notes. The fair value of the senior subordinated notes was $127,500,000 at April 2, 1998.

         In March 1995, Regal entered into a seven-year interest rate swap agreement for the management of interest rate exposure. At April 2, 1998, the agreement had effectively converted $20 million of LIBOR floating rate debt under the reducing revolving credit facility to a 7.32% fixed rate obligation. Regal continually monitors its position and the credit rating of the interest swap counterparty. The fair value of the interest swap agreement was $(995,000) at April 2, 1998.

5.       EARNINGS PER SHARE

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

                               REGAL CINEMAS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         ---------------------------------------------------------------


5.       EARNINGS PER SHARE, CONTINUED

         The following reconciliation details the numerators and denominators used to calculate basic and diluted earnings per share for the three-month periods ended April 2, 1998 and April 3, 1997 (in 000's).

                                                     THREE MONTHS ENDED APRIL 2, 1998
                                                ----------------------------------------
                                                   INCOME         SHARES       PER-SHARE
                                                (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                -----------    -------------   ---------
Basic EPS net income applicable to common
     stock                                        $11,340         36,120         $   .31
                                                                                 =======
Effect of dilutive securities                                      1,109
                                                  -------         ------
Diluted EPS net income                            $11,340         37,229         $   .30
                                                  =======         ======         =======


                                                     THREE MONTHS ENDED APRIL 3, 1997
                                                ----------------------------------------
                                                   INCOME         SHARES       PER-SHARE
                                                (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                -----------    -------------   ---------
Basic EPS net income applicable to common
     stock                                        $ 8,587         36,006         $   .24
                                                                                 =======
Effect of dilutive securities                                      1,092
                                                  -------         ------
Diluted EPS net income                            $ 8,587         37,098         $   .23
                                                  =======         ======         =======

6.       AGREEMENT AND PLAN OF MERGER AND DEBT TENDER OFFER

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

         Regal has announced that it has commenced a tender offer for all $125,000,000 aggregate principal amount outstanding of its 8 1/2% Senior Subordinated Notes due October 1, 2007. In conjunction with the tender offer, Regal is soliciting consents to certain proposed amendments to the indenture under which the Notes were issued, including elimination of substantially all of the restrictive covenants contained in the indenture. Consummation of the tender offer is subject to the consummation of the Merger.

                               REGAL CINEMAS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         ---------------------------------------------------------------


6.       AGREEMENT AND PLAN OF MERGER AND DEBT TENDER OFFER, CONTINUED

         Under the tender offer, the consideration for each $1,000 principal amount of the Notes tendered and accepted for payment will be equal to
         (i) the present value on the payment date of $1,042.50 per Note (the amount payable on October 1, 2002, which is the first day on which the Notes are redeemable (the "Earliest Redemption Date")), determined on the basis of a yield to the Earliest Redemption Date equal to the sum of (x) the yield to the Earliest Redemption Date on the 5 7/8% U.S. Treasury Note due September 30, 2002, as of 5:00 p.m., New York City time, on May 7, 1998 plus (y) 100 basis points (such price being rounded to the nearest cent per $1,000 principal amount of Notes), minus (ii) a consent payment of $20.00 per Note for which a valid consent is timely received, plus (iii) accrued interest to, but not including, the payment date, payable on the payment date.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         The following analysis of the financial condition and results of operations of Regal Cinemas, Inc. ("Regal") and its wholly owned subsidiary, Cobb Theatres, L.L.C. and entities through Cobb Theatres, L.L.C. members, conducted their business ("Cobb Theatres"), collectively referred to as the "Company," should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included herein. Regal consummated the acquisition of Cobb Theatres on July 31, 1997. This acquisition has been accounted for as pooling of interests.

BACKGROUND OF REGAL

         Regal has achieved significant growth in theatres and screens since its formation in November of 1989. Since inception through April 2, 1998, Regal acquired 195 theatres with 1,527 screens, developed 62 new theatres with 739 screens and added 71 new screens to acquired theatres. Theatres developed by the Company typically generate positive theatre level cash flow within the first three months following commencement of operation and reach a mature level of attendance within one to three years following commencement of operation. Theatre closings have had no significant effect on the operations of Regal.

RESULTS OF OPERATIONS

         The Company's revenues are generated primarily from box office receipts and concession sales. Additional revenues are generated by electronic video games located adjacent to the lobbies of certain of the Company's theatres, and by on-screen advertisements and revenues from the Company's five entertainment centers which are adjacent to theatre complexes. Direct theatre costs consist of film rental costs, costs of concessions and theatre operating expenses. Film rental costs are related to the popularity of a film and the length of time since the film's release and generally decline as a percentage of admission revenues the longer a film has been released. Because certain concession items, such as fountain drinks and popcorn, are purchased in bulk and not pre-packed for individual servings, the Company is able to improve its margins by negotiating volume discounts. Theatre operating expenses consist primarily of theatre labor and occupancy costs. Future increases in minimum wage requirements or legislation requiring additional employer funding of health care, among other things, may increase theatre operating expenses as a percentage of total revenues.

         The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items reflected in the Company's consolidated statements of income.

                                                                                                        PERCENTAGE OF
                                                                                                        TOTAL REVENUES
                                                                                                      THREE MONTHS ENDED
                                                                                                   -------------------------
                                                                                                   APRIL 2,         APRIL 3,
                                                                                                     1998             1997
                                                                                                    ------           ------
Revenue:
         Admissions                                                                                  67.9%            69.4%
         Concessions                                                                                 28.5%            27.8%
         Other                                                                                        3.6%             2.8%
                                                                                                    ------           ------
         Total revenues                                                                             100.0%           100.0%
Cost of revenues:
     Film rental and advertising costs                                                               34.8%            36.5%
     Cost of concessions and other                                                                    3.3%             3.8%
     Total operating expenses                                                                        35.4%            33.7%
     General and administrative expenses                                                              3.0%             4.1%
     Depreciation and amortization                                                                    6.8%             6.5%
                                                                                                    ------           ------
         Theatre operating expenses                                                                  83.3%            84.6%
Operating income                                                                                     16.7%            15.4%
Other income (expense):
     Interest expense                                                                                (3.4%)           (2.6%)
     Interest income                                                                                  0.1%             0.1%
     Other                                                                                           (0.2%)           (0.1%)
                                                                                                    ------           ------
Income before provision for income taxes                                                             13.2%            12.8%
Provision for income taxes                                                                            5.1%             5.0%
                                                                                                    ------           ------
Net income                                                                                            8.1%             7.8%
                                                                                                    ======           ======

THREE MONTHS ENDED APRIL 2, 1998 AND APRIL 3, 1997

         TOTAL REVENUES -- Total revenues for the first quarter of fiscal 1998 increased by 27.5%to $140.5 million from $110.2 million in the comparable 1997 period. This increase was due to a 17.9% increase in attendance attributable primarily to the net addition of 403 screens in the last 12 months. Of the $30.3 million net increase in revenues for the period, a $1.2 million decrease was attributed to theatres previously operated by the Company, $8.2 million increase was attributed to theatres acquired by the Company, and $23.3 million increase was attributed to new theatres constructed by the Company. Average ticket prices increased 5.7% during the period, reflecting an increase in ticket prices and a greater proportion of larger market theatres in the 1998 period than in the same period in 1997. Average concession sales per customer increased 11.1% for the period, reflecting both an increase in consumption and, to a lesser degree, an increase in concession prices.

         DIRECT THEATRE COSTS -- Direct theatre costs increased by 26.7% to $103.1 million in the first quarter 1998 from $81.4 million in the first quarter 1997. Direct theatre costs as a percentage of total revenues decreased to 73.5% in the 1998 period from 74.0% in the 1997 period. The decrease of direct theatre costs as a percentage of total revenues was primarily attributable to lower film rental and advertising costs as a percentage of total revenues.

         GENERAL AND ADMINISTRATIVE EXPENSES -- General and administrative expenses decreased by 7.8% to $4.2 million in the first quarter 1998 from $4.6 million in the first quarter 1997. As a percentage of total revenues, general and administrative expenses decreased to 3.0% in the 1998 period from 4.1% in the 1997 period.

         DEPRECIATION AND AMORTIZATION -- Depreciation and amortization expense increased in the first quarter 1998 by 33.3% to $9.6 million from $7.2 million in the first quarter 1997. This increase was primarily the result of theatre property additions associated with the Company's expansion efforts.

         OPERATING INCOME -- Operating income for the first quarter 1998 increased by 38.1% to $23.5 million, or 16.7% of total revenues, from $17.0 million, or 15.4% of total revenues, in the first quarter 1997 due to the factors discussed above.

         INTEREST EXPENSE -- Interest expense increased in the first quarter 1998 by 66.4% to $4.8 million from $2.9 million in the first quarter 1997. The increase was primarily due to higher average borrowings outstanding.

         INCOME TAXES -- The provision for income taxes increased in the first quarter 1998 by 33.0% to $7.3 million from $5.4 million in the first quarter 1997. The effective tax rate was 39.0% in the 1998 period as compared to 38.9% in the 1997 period.

         NET INCOME -- Net income in the first quarter 1998 increased by 32.1% to $11.3 million from $8.6 million in the first quarter 1997.

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

         The Company's capital requirements have arisen principally in connection with acquisitions of existing theatres, new theatre openings and the addition of screens to existing theatres and have been financed with equity (including equity issued in connection with acquisitions and public offerings), borrowings under the Company's loan agreement and internally generated cash. On October 8, 1997, the Company entered into a new bank revolving credit facility (the "Bank Revolving Credit Facility") which permits borrowings of up to $250 million. Under the loan agreement the Company is required to comply with certain financial and other covenants, including maintaining a minimum net worth of not less than 90% of the Company's consolidated net worth on October 8, 1997 plus 50% of the Company's net income for each quarter commencing with the quarter beginning after October 2, 1997. On April 2, 1998 and January 1, 1998, $182.0 million and $162.0 million, respectively, was outstanding under the Company's $250 million revolving credit facility with interest payable quarterly at LIBOR (5.79% at April 2, 1998) plus 0.65%.

         On May 9, 1997, the Company completed the purchase of assets consisting of an existing five theatres with 32 screens, four theatres with 52 screens under development, and a seven screen addition to an existing theatre from Magic Cinemas LLC, an independent theatre company with operations in New Jersey and Pennsylvania. The consideration paid was approximately $24.5 million in cash.

         On July 31, 1997, Regal consummated the acquisition of the business conducted by Cobb Theatres, L.L.C. (the "Cobb Theatres Acquisition"). The aggregate consideration paid by the Company was 2,837,594 shares of its Common Stock. The acquisition has been accounted for as a pooling of interests. Regal recognized certain one time charges totaling approximately $5.4 million (net of tax) in its quarter ended October 2, 1997, relating to merger expenses and severance payments. In connection with the Cobb Theatres Acquisition, Regal assumed approximately $110 million of liabilities, including $85 million of outstanding Senior Secured Notes (the "Notes"). The Company has repurchased all but $70,000 principal amount of the Notes. Regal initially financed the purchase price of the Notes with borrowings under a short-term credit facility (the "Bank Tender Facility"). Regal recognized an extraordinary charge totaling approximately $10.0 million (net of tax) in its quarter ended October 2, 1997, relating to the purchase of the Notes.

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

         At April 2, 1998, the Company had 257 multi-screen theatres with an aggregate of 2,337 screens. At such date, the Company had 32 new theatres with 535 screens and 24 screens at four existing locations under construction. The Company intends to develop approximately 500 to 600 screens during the balance of 1998 and approximately 500 to 600 screens during 1999. The Company expects that the capital expenditures in connection with its development plan will aggregate approximately $240.0 million for the balance of 1998 and approximately $140.0 million during 1999. The Company believes that its capital needs for completion of theatre construction and development for at least the next 6 to 12 months will be satisfied by available credit under the loan agreement, as amended, internally generated cash flow and available cash and equivalents.

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

         Regal has announced that it has commenced a tender offer for all $125,000,000 aggregate principal amount outstanding of its 8 1/2% Senior Subordinated Notes due October 1, 2007. In conjunction with the tender offer, Regal is soliciting consents to certain proposed amendments to the indenture under which the Notes were issued, including elimination of substantially all of the restrictive covenants contained in the indenture. Consummation of the tender offer is subject to the consummation of the Merger.

         Under the tender offer, the consideration for each $1,000 principal amount of the Notes tendered and accepted for payment will be equal to (i) the present value on the payment date of $1,042.50 per Note (the amount payable on October 1, 2002, which is the first day on which the Notes are redeemable (the "Earliest Redemption Date")), determined on the basis of a yield to the Earliest Redemption Date equal to the sum of (x) the yield to the Earliest Redemption Date on the 5 7/8% U.S. Treasury Note due September 30, 2002, as of 5:00 p.m., New York City time, on May 7, 1998 plus (y) 100 basis points (such price being rounded to the nearest cent per $1,000 principal amount of Notes), minus (ii) a consent payment of $20.00 per Note for which a valid consent is timely received, plus (iii) accrued interest to, but not including, the payment date, payable on the payment date.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------------


     (a)      Exhibits:

              (11)    Statement re:  computation of per share earnings

              (27)    Financial Data Schedule (for SEC use only)

     (b)      Reports on Form 8-K.

              Current Report on Form 8-K dated January 20, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 REGAL CINEMAS, INC.


Date: April 28, 1998
                                By:   /s/ Michael L. Campbell
                                      ------------------------------------------
                                      Michael L. Campbell, Chairman, President
                                      and Chief Executive Officer

                                By:   /s/ Lewis Frazer III
                                      ------------------------------------------
                                      Lewis Frazer III, Executive Vice President
                                      and Chief Financial Officer

                                  EXHIBIT INDEX




            ITEM                                  DESCRIPTION
            ----                                  -----------
            (11)                Statement re: computation of per share earnings

            (27)                FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)