Form 10-Q
period 1998-07-02
REGAL CINEMAS INC
filed 1998-08-10
CIK 905035

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 2, 1998



                        Commission file number 333-52943
                                               ---------

                              Regal Cinemas, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Tennessee                                   62-1412720
-------------------------------            ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)


      7132 Commercial Park Drive
        Knoxville, Tennessee                                37918
 --------------------------------------             ---------------------
(Address of Principal Executive Offices)                  (Zip Code)



REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:        (423) 922-1123
                                                        ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes    X      No
                                            -----       -----

                         PART I -- FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------



                               REGAL CINEMAS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                            (in thousands of dollars)

                                     ASSETS

                                                      JULY 2,       JANUARY 1,
                                                       1998           1998
                                                    ---------       ---------
Current assets:
     Cash and equivalents ....................      $  27,480       $  18,398
     Accounts receivable .....................          1,080           4,791
     Inventories .............................          2,194           2,159
     Prepaids and other current assets .......          8,255           6,377
     Refundable income taxes .................          7,744           2,424
                                                    ---------       ---------
        Total current assets .................         46,753          34,149
                                                    ---------       ---------

Property and equipment:
     Land ....................................         54,330          53,955
     Buildings and leasehold improvements ....        415,345         366,323
     Equipment ...............................        244,428         211,465
     Construction in progress ................         55,310          46,529
                                                    ---------       ---------
                                                      769,413         678,272
     Accumulated depreciation and amortization       (131,232)       (112,927)
                                                    ---------       ---------
        Total property and equipment, net ....        638,181         565,345

Goodwill, net ................................         55,475          52,619
Other assets .................................         44,005           8,537
                                                    ---------       ---------

        Total assets .........................      $ 784,414       $ 660,650
                                                    =========       =========



     See accompanying notes to condensed consolidated financial statements.

                               REGAL CINEMAS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                -------------------------------------------------
                 (in thousands of dollars, except share amounts)


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                    JULY 2,       JANUARY 1,
                                                                     1998            1998
                                                                   ---------       --------
Current liabilities:
     Current maturities of long-term debt (Note 4) ..........      $     306       $    306
     Accounts payable .......................................         38,582         38,982
     Accrued expenses .......................................         35,517         13,739
                                                                   ---------       --------
        Total current liabilities ...........................         74,405         53,027
                                                                   ---------       --------

Long-term debt, less current maturities (Note 4) ............        775,963        288,277
Other liabilities ...........................................         10,184         12,771
                                                                   ---------       --------
        Total liabilities ...................................        860,552        354,075
                                                                   ---------       --------

Commitments (Note 4)

Shareholders' equity (deficit) (Note 1):
     Preferred stock, no par; 100,000,000 shares
        authorized, none issued .............................                           --
     Common stock, no par; 500,000,000 shares
        authorized; 155,494,566 and 223,903,849 shares
        issued and outstanding at July 2, 1998 and
        January 1, 1998 .....................................       (118,941)       223,707
Retained earnings ...........................................         42,803         82,868
                                                                   ---------       --------
        Total shareholders' equity (deficit) ................      $ (76,138)      $306,575
                                                                   ---------       --------

        Total liabilities and shareholders' equity ..........      $ 784,414       $660,650
                                                                   =========       ========





     See accompanying notes to condensed consolidated financial statements.

                               REGAL CINEMAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                            (in thousands of dollars)


                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                        ------------------------      ------------------------
                                         JULY 2,        JULY 3,         JULY 2,       JULY 3,
                                          1998           1997            1998          1997
                                        ---------      ---------      ---------      ---------
Revenue:
  Admissions ......................     $  95,571      $  73,941      $ 190,918      $ 150,455
  Concessions .....................        41,940         32,379         82,041         62,996
  Other operating revenue .........         8,485          4,860         15,184          8,739
                                        ---------      ---------      ---------      ---------
         Total revenues ...........       145,996        111,180        288,143        222,190
                                        ---------      ---------      ---------      ---------
Operating expenses:
  Film rental and advertising costs        55,141         41,122        103,987         81,298
  Cost of concessions and other ...         6,626          5,252         12,995         10,217
  Theatre operating expenses ......        50,508         37,990        100,177         75,112
  General and administrative
      expenses ....................         3,801          4,977          8,011          9,544
  Depreciation and amortization ...        10,336          7,272         19,917         14,460
  Recapitalization expenses
      (Note 1) ....................        62,047           --           62,047           --
                                        ---------      ---------      ---------      ---------
         Total operating expenses .       188,459         96,613        307,134        190,631
                                        ---------      ---------      ---------      ---------
Operating income (loss) ...........       (42,463)        14,567        (18,991)        31,559
Other income (expense):
      Interest expense ............        (8,536)        (3,197)       (13,327)        (6,077)
      Interest income .............           318             56            467            173
      Other .......................             4           (141)          (236)          (331)
                                        ---------      ---------      ---------      ---------
Income (loss) before income taxes
  and extraordinary loss ..........       (50,677)        11,285        (32,087)        25,324
Provision for (benefit from)
  income taxes (Note 5) ...........       (11,162)         4,347         (3,912)         9,799
                                        ---------      ---------      ---------      ---------
Income (loss) before extraordinary
  loss) ...........................       (39,515)         6,938        (28,175)        15,525
      Extraordinary loss -- loss on
         retirement of debt, net of
         income tax benefit of
         $7,602 (Note 4) ..........       (11,890)          --          (11,890)
                                        ---------      ---------      ---------      ---------
Net income (loss) .................     $ (51,405)     $   6,938      $ (40,065)     $  15,525
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

                               REGAL CINEMAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                            (in thousands of dollars)

                                                                 SIX MONTHS ENDED
                                                             -------------------------
                                                               JULY 2,         JULY 3,
                                                                1998            1997
                                                             -----------      --------
Cash flows from operating activities:
Net income (loss)(1) ...................................     $   (40,065)     $ 15,525
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Noncash loss on extinguishment of debt .........           3,026          --
        Depreciation and amortization ..................          19,917        14,460
        Loss (gain) on sale of assets ..................             (23)          331
        Deferred income taxes ..........................          (9,664)          133
        Changes in operating assets and liabilities:
          Accounts receivable ..........................           3,711         1,139
          Inventories ..................................             (35)         (534)
          Prepaids and other current assets ............          (7,198)         (554)
          Accounts payable .............................            (400)        1,594
          Accrued expenses and other liabilities .......          28,855         4,693
                                                             -----------      --------
               Net cash provided (used) by operating
               activities(1) ...........................          (1,876)       36,787
Cash flows from investing activities:
   Capital expenditures, net ...........................         (91,119)      (77,387)
   Investment in goodwill and other assets .............          (8,030)      (13,775)
                                                             -----------      --------
               Net cash used in investing activities ...         (99,149)      (91,162)
Cash flows from financing activities:
   Long-term debt borrowings ...........................         790,000        50,868
   Payments made on long-term debt .....................        (302,314)         --
   Deferred financing costs ............................         (34,931)         --
   Proceeds from issuance of common stock ..............         774,717           751
   Purchase and retirement of common stock .............      (1,117,407)         --
   Stock compensation expense ..........................              42            60
                                                             -----------      --------
               Net cash provided by financing activities         110,107        51,679
                                                             -----------      --------
Net increase (decrease) in cash and equivalents ........           9,082        (2,696)
Cash and equivalents at beginning of period ............          18,398        17,116
                                                             -----------      --------
Cash and equivalents at end of period ..................     $    27,480      $ 14,420
                                                             ===========      ========

----------
(1) Includes $46,451 of Recapitalization expenses, net of tax benefit.





     See accompanying notes to condensed consolidated financial statements.

                               REGAL CINEMAS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         ---------------------------------------------------------------


1.       RECAPITALIZATION

         On May 27, 1998, an affiliate of Kohlberg Kravis Roberts & Co. L.P. ("KKR") and an affiliate of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") merged with and into Regal Cinemas, Inc. (the "Merger"), with the Company continuing as the surviving corporation of the Merger. The Merger and related transactions have been recorded as a recapitalization (the "Recapitalization"). In the Recapitalization, the Company's existing shareholders, received cash for their shares of common stock. In addition, in connection with the Recapitalization, the Company canceled options and repurchased warrants held by certain former directors, management and employees of the Company (the "Option/Warrant Redemption"). The aggregate amount paid to effect the Merger and the Option/Warrant Redemption was approximately $1.2 billion.

         The net proceeds of the $400 million senior subordinated notes, initial borrowings of $375.0 million under the senior credit facility and the proceeds of $776.9 million from the investment by KKR, Hicks Muse, DLJ Merchant Banking Partners II, L.P. and affiliated funds ("DLJ") and management in the Company was used: (i) to fund the cash payments required to effect the Merger and the Option/Warrant Redemption; (ii) to repay and retire the Company's existing senior credit facilities;
         (iii) to repurchase the existing Regal 8.5% senior subordinated notes;
         (iv) to pay related fees and expenses; and (v) for general corporate purposes. Upon consummation of the Merger, KKR owned $287.3 million of the Company's equity securities, Hicks Muse owned $437.3 million of the Company's equity securities and DLJ owned $50.0 million of the Company's equity securities. Each investor received securities consisting of a combination of Common Stock and the Company's Series A Convertible Preferred Stock, no par value ("Convertible Preferred Stock"), which was converted into Common Stock on June 3, 1998. To equalize KKR's and Hicks Muse's investments in the Company at $362.3 million each, Hicks Muse exchanged $75.0 million of Convertible Preferred Stock, with KKR for $75.0 million of common stock of Act III Cinemas, Inc. ("Act III"). Upon completion of the Recapitalization and the conversion of the Convertible Preferred Stock, KKR, Hicks Muse and DLJ own approximately 46.6%, 46.6% and 6.4%, respectively, of the Company's Common Stock.

         During 1998, nonrecurring costs of approximately $62.0 million, including approximately $39.8 million of compensation costs, were incurred in connection with the Recapitalization. Financing costs of approximately $34.2 million were incurred and classified as deferred financing costs which will be amortized over the lives of the new debt facilities (see Note 4). Of the total Merger Recapitalization costs above, $19.5 million was paid to KKR and Hicks Muse.

2.       THE COMPANY AND BASIS OF PRESENTATION

         Regal Cinemas, Inc. ("Regal") and its wholly owned subsidiaries, collectively referred to as the "Company" operates multi-screen motion picture theatres principally throughout the eastern United States. The Company formally operates on a fiscal year ending on the Thursday closest to December 31.

         On July 31, 1997, Regal issued 2,837,594 shares of its common stock for all of the outstanding common stock of Cobb Theatres. The merger has been accounted for as a pooling of interests and, accordingly, these condensed consolidated financial statements have been restated for all periods to include the results of operations and financial positions of Cobb Theatres.

                               REGAL CINEMAS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         ---------------------------------------------------------------



         Separate results of the combining entities for the three and six-month periods ended July 3, 1997 are as follows:

                                                                Three           Six
                                                                Months         Months
                                                                Ended          Ended
                                                            July 3, 1997    July 3, 1997
                                                            ------------    ------------
         Revenues:                                                (in thousands)

             Regal ......................................     $  79,083      $ 157,129
             Cobb Theatres, L.L.C. and Tricob Partnership        32,097         65,061
                                                              ---------      ---------
                                                              $ 111,180      $ 222,190
                                                              =========      =========
         Net (loss):
             Regal ......................................     $   7,812      $  16,348
             Cobb Theatres, L.L.C. and Tricob Partnership          (874)          (823)
                                                              ---------      ---------
                                                              $   6,938      $  15,525
                                                              =========      =========

3.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The condensed consolidated balance sheet as of July 2, 1998, the condensed consolidated statements of operations for the three months and six months ended July 2, 1998 and July 3, 1997 and the condensed consolidated statements of cash flows for the six months ended July 2, 1998 and July 3, 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The January 1, 1998 information has been derived from the audited January 1, 1998 balance sheet of Regal Cinemas, Inc.

         Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

         It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Report filed on Form 10-K dated March 31, 1998. The results of operations for the three and six-month periods ended July 2, 1998 are not necessarily indicative of the operating results for the full year.

                               REGAL CINEMAS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         ---------------------------------------------------------------


4.       LONG-TERM DEBT

         Long-term debt at July 2, 1998 and January 1, 1998, consists of the following:

                                                                             JULY 2,          JANUARY 1,
                                                                               1998              1998
                                                                             --------          --------
                                                                                   (IN THOUSANDS)
         $400,000 Regal senior subordinated notes due June 1, 2008, with interest payable semiannually at 9.5%. Notes are redeemable, in whole or in part, at the option of the Company at any time on or after June 1, 2003, at the redemption prices (expressed as percentages of the principal amount thereof) set forth below together with accrued and unpaid interest to the redemption date, if redeemed during the 12 month period beginning on June 1 of the years indicated:

               Year                            Redemption Price
               ----                            ----------------
               2003                                104.750%
               2004                                103.167%
               2005                                101.583%
               2006 and thereafter                 100.000%                  $400,000                --

         Term Loans                                                           375,000                --

         Revolving credit facility                                                 --                --

         $125,000 Regal senior subordinated notes, due October 1, 2007 with
         interest payable semiannually at 8.5%                                                  125,000

         $250,000 Regal senior reducing revolving credit facility                  --           162,000

         Other                                                                  1,269             1,583
                                                                             --------          --------

                                                                              776,269           288,583

         Less current maturities                                                 (306)             (306)
                                                                             --------          --------

                                                                             $775,963          $288,277
                                                                             ========          ========

         The Company's debt at July 2, 1998, is scheduled to mature as follows:

             (in thousands)

                 1998.......................          $     306
                 1999.......................              2,093
                 2000.......................              2,400
                 2001.......................              3,750
                 2002.......................              3,750
                 Thereafter.................          $ 763,970
                                                      ---------
                 Total......................          $ 776,269
                                                      =========

                               REGAL CINEMAS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         ---------------------------------------------------------------



4.       LONG-TERM DEBT, CONTINUED

         Under the Company's previous $250,000 senior reducing revolving credit facility (the "revolving credit facility"), interest was payable quarterly at LIBOR plus .65%. The margin added to LIBOR was determined based upon certain financial ratios of the Company. The revolving credit facility was repaid in conjunction with the Recapitalization.

         NEW CREDIT FACILITIES -- In connection with the Merger and Recapitalization, the Company entered into credit facilities provided by a syndicate of financial institutions. Such credit facilities (the "Credit Facilities") include a $350,000 Revolving Credit Facility (including the availability of Revolving Loans, Swing Line Loans, and Letters of Credit) and three term loan facilities: Term A ($120,000), Term B ($120,000), and Term C ($135,000) (the "Term Loans"). The Company must pay an annual commitment fee ranging from 0.2% to 0.425%, depending on the Company's Total Leverage Ratio, as defined, of the unused portion of the Revolving Credit Facility. The Revolving Credit Facility expires in June 2005. No borrowings were outstanding under the Revolving Credit Facility at July 2, 1998.

         Borrowings under the Term A Loan or the Revolving Credit Facility can be made at the "Base Rate" plus a margin of 0% to 1%, or the "LIBO Rate," plus .625% to 2.25%, both depending on the Total Leverage Ratio. The Base Rate on revolving loans is the rate established by the Administrative Agent in New York as its base rate for dollars loaned in the United States. The LIBO Rate is based on the LIBOR rate for the corresponding length of loan. One percent of the outstanding balance on the Term A Loan is due annually though 2004 with the balance of the Term A Loan due in 2005.

         Borrowings under the Term B Loan can be made at the Base Rate plus a margin of 0.75% to 1.25% or the LIBO Rate plus 2.0% to 2.5%, both depending on the Total Leverage Ratio. One percent of the outstanding balance is due annually through 2005, with the balance of the loan due in 2006.

         Borrowings under the Term C Loan can be made at the Base Rate plus a margin of 1.0% to 1.5% or the LIBO Rate plus 2.25% to 2.75%, both depending on the Total Leverage Ratio. One percent of the outstanding balance is due annually through 2006, with the balance of the loan due in 2007.

         The Credit Facilities contain customary covenants and restrictions on the Company's ability to issue additional debt or engage in certain activities and include customary events of default. In addition, the Credit Facilities specify that the Company must meet or exceed defined interest coverage ratios and must not exceed defined leverage ratios. The Company was in compliance with such covenants at July 2, 1998.

         The Credit Facility is secured by a pledge of the stock of the Company's domestic subsidiaries. The Company's payment obligations under the Credit Facility is guaranteed by its direct and indirect U.S. subsidiaries.

                               REGAL CINEMAS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         ---------------------------------------------------------------


 4.      LONG-TERM DEBT, CONTINUED

         TENDER OFFER -- In connection with the Recapitalization, the Company commenced a tender offer for all of the Regal 8.5% senior subordinated notes ("Regal Notes") and a consent solicitation in order to effect certain changes in the Indenture. Upon completion of the tender offer, holders had tendered and given consents with respect to 100% of the outstanding principal amount of the Regal Notes. In addition, the Company and the trustee executed a supplement to the Indenture, effecting the proposed amendments which included, among other things, the elimination of all financial covenants for the Regal Notes. On May 27, 1998, the Company paid, for each $1,000 principal amount, $1,116.24 for Regal Notes tendered plus, in each case, accrued and unpaid interest of $13.22. Regal financed the purchase price of the Regal Notes with funds from the Recapitalization.

         EXTRAORDINARY LOSS -- An extraordinary loss of $11.9 million, net of income taxes of $7.6 million, was recognized for the write-off of deferred financing costs and prepayment penalties incurred in connection with redeeming the Regal Notes as well as for the write-off of deferred financing costs related to the Company's previous credit facility.

5.       INCOME TAXES

         The effective income tax rate on income (loss) before extraordinary items for the six month periods ended July 2, 1998 and July 3, 1997 differs from the statutory federal income tax rate of 35% as follows:

                                                                  SIX MONTHS ENDED
                                                                 ------------------
                                                                 JULY 2,    JULY 3,
                                                                  1998       1997
                                                                 -------    -------
         Federal statutory tax rate..........................     35.0%      35.0%
         Nondeductible recapitalization costs................    (26.8%)       --
         State taxes, net of federal effect..................      4.0%       3.7%
                                                                 ------     -------
                  Effective rate.............................     12.2%      38.7%
                                                                 ======     =======

6.       CAPITAL STOCK

         Earnings per share information is not presented as the Company's shares do not trade in a public market. After the Recapitalization, the Company effected a stock split resulting in a price per share of $5.00, which $5.00 per share price is equivalent to the $31.00 per share consideration paid in the Merger. The January 1, 1998 shares outstanding have been adjusted to reflect such equivalent shares.

7.       RECLASSIFICATIONS

         Certain reclassifications have been made to the 1997 financial statements to conform with the 1998 presentation. These reclassifications had no impact on previously reported results of operations or shareholders' deficit.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         The following analysis of the financial condition and results of operations of the Company, should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included herein.

BACKGROUND OF REGAL

         Regal has achieved significant growth in theatres and screens since its formation in November of 1989. Since inception through July 2, 1998, Regal acquired 191 theatres with 1,510 screens, developed 70 new theatres with 879 screens and added 78 new screens to existing theatres. Theatres developed by the Company typically generate positive theatre level cash flow within the first three months following commencement of operation and reach a mature level of attendance within one to three years following commencement of operation. Theatre closings have had no significant effect on the operations of Regal.

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

                                                         PERCENTAGE OF TOTAL REVENUES
                                                    ----------------------------------------
                                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                                    -------------------   ------------------
                                                    JULY 2,     JULY 3,    JULY 2,   JULY 3,
                                                      1998       1997       1998      1997
                                                    -------     -------   --------  --------
Revenue:
  Admissions...................................       65.5%      66.5%      66.2%     67.7%
  Concessions..................................       28.7%      29.1%      28.5%     28.4%
  Other operating revenue......................        5.8%       4.4%       5.3%      3.9%
                                                    -------      ------    ------    -------
         Total revenues........................      100.0%      100.0%    100.0%    100.0%
                                                    -------      ------    ------    -------
Operating expenses:
  Film rental and advertising costs............       37.8%       37.0%     36.1%     36.5%
  Cost of concessions and other................        4.5%        4.7%      4.5%      4.6%
  Theatre operating expenses...................       34.6%       34.2%     34.8%     33.9%
  General and administrative
      expenses.................................        2.6%        4.5%      2.8%      4.3%
  Depreciation and amortization................        7.1%        6.5%      6.9%      6.5%
  Recapitalization expenses....................       42.5%         --      21.5%       --
                                                    -------      ------    ------    ------
         Total operating expenses..............      129.1%       86.9%    106.6%     85.8%
                                                    -------      ------    ------    ------
Operating income (loss)........................      (29.1%)      13.1%     (6.6%)    14.2%
Other income (expense):
      Interest expense.........................       (5.8%)      (2.9%)    (4.6%)    (2.7%)
      Interest income..........................        0.2%        0.1%      0.2%       --
      Other....................................          --       (0.1%)    (0.1%)    (0.1%)
                                                    -------      ------    ------    ------
Income (loss) before income taxes
  and extraordinary loss.......................      (34.7%)      10.2%    (11.1%)    11.4%
Provision for (benefit from) income
  taxes........................................       (7.6%)       4.0%     (1.3%)     4.4%
                                                    -------      ------    ------    ------
Income (loss) before extraordinary
  loss)........................................       27.1%        6.2%     (9.8%)     7.0%
      Extraordinary loss.......................       (8.1%)        --      (4.1%)      --
                                                    -------      ------    ------    ------
Net income (loss)..............................      (35.2%)       6.2%    (13.9%)     7.0%
                                                    =======      ======    ======    ======

THREE MONTHS ENDED JULY 2, 1998 AND JULY 3, 1997

         TOTAL REVENUES -- Total revenues for the second quarter of fiscal 1998 increased by 31.3% to $146.0 million from $111.1 million in the comparable 1997 period. This increase was due to a 19.6% increase in attendance attributable primarily to the net addition of 407 screens in the last 12 months. Of the $34.9 million net increase in revenues for the period, a $6.1 million increase was attributed to theatres previously operated by the Company, $5.6 million increase was attributed to theatres acquired by the Company, and $23.0 million increase was attributed to new theatres constructed by the Company. Average ticket prices increased 8.0% during the period, reflecting an increase in ticket prices and a greater proportion of larger market theatres in the 1998 period than in the same period in 1997. Average concession sales per customer increased 8.3% for the period, reflecting both an increase in consumption and, to a lesser degree, an increase in concession prices.

         DIRECT THEATRE COSTS -- Direct theatre costs increased by 33.1% to $112.3 million in the second quarter 1998 from $84.4 million in the second quarter 1997. Direct theatre costs as a percentage of total revenues increased to 76.9% in the 1998 period from 75.9% in the 1997 period. The increase of direct theatre costs as a percentage of total revenues was primarily attributable to higher film rental and advertising costs as a percentage of total revenues.

         GENERAL AND ADMINISTRATIVE EXPENSES -- General and administrative expenses decreased by 23.6% to $3.8 million in the second quarter 1998 from $5.0 million in the second quarter 1997. As a percentage of total revenues, general and administrative expenses decreased to 2.6% in the 1998 period from 4.5% in the 1997 period.

         DEPRECIATION AND AMORTIZATION -- Depreciation and amortization expense increased in the second quarter 1998 by 42.1% to $10.3 million from $7.3 million in the second quarter 1997. This increase was primarily the result of theatre property additions associated with the Company's expansion efforts.

         OPERATING INCOME (LOSS) -- Operating income (loss) for the second quarter 1998 decreased to $(42.5) million, or (29.1)% of total revenues, from $14.6 million, or 13.1% of total revenues, in the second quarter 1997. Before nonrecurring expenses associated with the Recapitalization, operating income for the second quarter 1998 was $19.6 million or 13.4% of total revenues.

         INTEREST EXPENSE -- Interest expense increased in the second quarter 1998 by 167.0% to $8.5 million from $3.2 million in the second quarter 1997. The increase was primarily due to higher average borrowings outstanding associated with the Recapitalization of the Company.

         INCOME TAXES -- The provision (benefit) for income taxes in the second quarter 1998 was $(11.2) million as compared to $4.3 million in the second quarter 1997. The effective tax rate was

(22.0)% in the 1998 period as compared to 38.5%% in the 1997 period as the 1998 period reflected certain Recapitalization expenses which were not deductible for tax purposes.

         NET INCOME (LOSS) -- The net income (loss) in the second quarter 1998 was ($51.4) million as compared to $6.9 million in the second quarter 1997. Net income before nonrecurring and extraordinary items was $6.9 million or 4.8% of total revenues in the second quarter of 1998 as compared to $6.9 million or 6.2% of total revenues in the 1997 period.

SIX MONTHS ENDED JULY 2, 1998 AND JULY 3, 1997

         TOTAL REVENUES -- Total revenues for the six months ended July 2, 1998 increased by 29.7% to $288.1 million from $222.2 million in the comparable 1997 period. This increase was due to a 18.8% increase in attendance attributable primarily to the net addition of 407 screens in the last 12 months. Of the $65.9 million net increase in revenues for the period, a $16.3 million decrease was attributed to theatres previously operated by the Company, $11.2 million increase was attributed to theatres acquired by the Company, and $38.4 million increase was attributed to new theatres constructed by the Company. Average ticket prices increased 6.9% during the period, reflecting an increase in ticket prices and a greater proportion of larger market theatres in the 1998 period than in the same period in 1997. Average concession sales per customer increased 9.7% for the period, reflecting both an increase in consumption and, to a lesser degree, an increase in concession prices.

         DIRECT THEATRE COSTS -- Direct theatre costs increased by 30.4% to $217.2 million for the six months ended July 2, 1998 from $166.6 million in the comparable 1997 period. Direct theatre costs as a percentage of total revenues increased to 75.4% in the 1998 period from 75.0% in the 1997 period. The increase of direct theatre costs as a percentage of total revenues was primarily attributable to higher theatre operating expenses as a percentage of total revenues.

         GENERAL AND ADMINISTRATIVE EXPENSES -- General and administrative expenses decreased by 16.1% to $8.0 million for the six months ended July 2, 1998 from $9.5 million in the comparable 1997 period. As a percentage of total revenues, general and administrative expenses decreased to 2.8% in the 1998 period from 4.3% in the 1997 period.

         DEPRECIATION AND AMORTIZATION -- Depreciation and amortization expense increased for the six months ended July 2, 1998 by 37.7% to $19.9 million from $14.5 million in the comparable 1997 period. This increase was primarily the result of theatre property additions associated with the Company's expansion efforts.

         OPERATING INCOME (LOSS) -- Operating income (loss) for the six months ended July 2, 1998 decreased to $(19.0) million, or (6.6)% of total revenues, from $31.6 million, or 14.2% of total revenues, in the comparable 1997 period. Before nonrecurring expenses associated with the

Recapitalization, operating income for the six month period ended July 2, 1998 was $43.1 million or 14.9% of total revenues.

         INTEREST EXPENSE -- Interest expense increased for the six months ended July 2, 1998 by 119.3% to $13.3 million from $6.1 million in the comparable 1997 period. The increase was primarily due to higher average borrowings outstanding associated with the Recapitalization of the Company.

         INCOME TAXES -- The provision (benefit) for income taxes for the six months ended July 2, 1998 was $(13.9) million as compared to $9.8 million in the 1997 period. The effective tax rate was (12.2)% in the 1998 period as compared to 38.7% in the 1997 period as the 1998 period reflected certain
Recapitalization expenses which were not deductible for tax purposes.

         NET INCOME (LOSS) -- The net income (loss) for the six months ended July 2, 1998 increased was $(40.1) million as compared to $15.5 million in the 1997 period. Net income before nonrecurring and extraordinary items was $18.2 million or 6.3% of total revenues in the six months ended July 2, 1998 as compared to $15.5 million or 7.0% of total revenues in the 1997 period.

RECENT TRANSACTIONS

         RECAPITALIZATION AND MERGER -- On May 27, 1998, an affiliate of Kohlberg Kravis Roberts & Co. L.P. ("KKR") and an affiliate of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") merged with and into the Company (the "Merger"), with the Company continuing as the surviving corporation of the Merger. The Merger and related transactions have been recorded as a recapitalization (the "Recapitalization"). In the Recapitalization, the Company's existing shareholders, received cash for their shares of common stock. In addition, in connection with the Recapitalization, the Company canceled options and repurchased warrants held by certain former directors, management and employees of the Company (the "Option/Warrant Redemption"). The aggregate amount paid to effect the Merger and the Option/Warrant Redemption was approximately $1.2 billion.

         The net proceeds of the $400 million senior subordinated notes, initial borrowings of $375.0 million under the senior credit facility and the proceeds of $776.9 million from the investment by KKR, Hicks Muse, DLJ Merchant Banking Partners II, L.P. and affiliated funds ("DLJ") and management in the Company was used: (i) to fund the cash payments required to effect the Merger and the Option/Warrant Redemption; (ii) to repay and retire the Company's existing senior credit facilities; (iii) to repurchase the existing Regal 8.5% senior subordinated notes; (iv) to pay related fees and expenses; and (v) for general corporate purposes. Upon consummation of the Merger, KKR owned $287.3 million of the Company's equity securities, Hicks Muse owned $437.3 million of the Company's equity securities and DLJ owned $50.0 million of the Company's equity securities. Each investor received securities consisting of a combination of Common Stock and the Company's Series A Convertible Preferred Stock, no par value ("Convertible Preferred Stock"), which was converted into Common Stock on June 3, 1998. To equalize KKR's and Hicks Muse's investments in the Company at $362.3 million each, Hicks Muse exchanged $75.0 million of Convertible Preferred Stock, with KKR for $75.0 million of common stock of Act III Cinemas, Inc. ("Act III"). Upon completion of the Recapitalization and the conversion of the Convertible Preferred Stock, KKR, Hicks Muse and DLJ own approximately 46.6%, 46.6% and 6.4%, respectively, of the Company's Common Stock.

         During 1998, nonrecurring costs of approximately $62.0 million, including approximately $39.8 million of compensation costs, were incurred in connection with the Recapitalization. Financing costs of approximately $34.2 million were incurred and classified as deferred financing costs which will be amortized over the lives of the new debt facilities (see Note 4). Of the total Merger Recapitalization costs above, $19.5 million was paid to KKR and Hicks Muse.

         TENDER OFFER -- In connection with the Recapitalization, the Company commenced a tender offer for all of the Regal 8.5% senior subordinated notes ("Regal Notes") and a consent solicitation in order to effect certain changes in the Indenture. Upon completion of the tender offer, holders had tendered and given consents with respect to 100% of the outstanding principal amount of the Regal Notes. In addition, the Company and the trustee executed a supplement to the Indenture, effecting the proposed amendments which included, among other things, the elimination of all financial covenants for the Regal Notes. On May 27, 1998, the Company paid, for each $1,000 principal amount, $1,116.24 for Regal Notes tendered plus, in each case, accrued and unpaid interest of $13.22. Regal financed the purchase price of the Regal Notes with funds from the Recapitalization.

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

         NEW CREDIT FACILITIES -- In connection with the Merger and Recapitalization, the Company entered into credit facilities provided by a syndicate of financial institutions. Such credit facilities (the "Credit Facilities") include a $350,000 Revolving Credit Facility (including the availability of Revolving Loans, Swing Line Loans, and Letters of Credit) and three term loan facilities: Term A ($120,000), Term B ($120,000), and Term C ($135,000) (the "Term Loans"). The Company must pay an annual commitment fee ranging from 0.2% to 0.425%, depending on the Company's Total Leverage Ratio, as defined, of the unused portion of the Revolving Credit Facility. The Revolving Credit Facility expires in June 2005. No borrowings were outstanding under the Revolving Credit Facility at July 2, 1998.

         Borrowings under the Term A Loan or the Revolving Credit Facility can be made at the "Base Rate" plus a margin of 0% to 1%, or the "LIBO Rate," plus
 .625% to 2.25%, both depending on the Total Leverage Ratio. The Base Rate on revolving loans is the rate established by the Administrative Agent in New York as its base rate for dollars loaned in the United States. The LIBO Rate is based on the LIBOR rate for the corresponding length of loan. One percent of the outstanding balance on the Term A Loan is due annually though 2004 with the balance of the Term A Loan due in 2005.

         Borrowings under the Term B Loan can be made at the Base Rate plus a margin of 0.75% to 1.25% or the LIBO Rate plus 2.0% to 2.5%, both depending on the Total Leverage Ratio. One percent of the outstanding balance is due annually through 2005, with the balance of the loan due in 2006.

         Borrowings under the Term C Loan can be made at the Base Rate plus a margin of 1.0% to 1.5% or the LIBO Rate plus 2.25% to 2.75%, both depending on the Total Leverage Ratio. One percent of the outstanding balance is due annually through 2006, with the balance of the loan due in 2007.

         The Credit Facilities contain customary covenants and restrictions on the Company's ability to issue additional debt or engage in certain activities and include customary events of default. In addition, the Credit Facilities specify that the Company must meet or exceed defined interest coverage ratios and must not exceed defined leverage ratios. The Company was in compliance with such covenants at July 2, 1998.

         The Credit Facility is secured by a pledge of the stock of the Company's domestic subsidiaries. The Company's payment obligations under the Credit Facility is guaranteed by its direct and indirect U.S. subsidiaries.

         During 1997, the Company effected three acquisitions (including one acquisition accounted for as a pooling of interests). The aggregate consideration paid was approximately $48.5 million in cash, the issuance of 2,837,594 shares of Common Stock and the assumption of approximately $110 million of liabilities.

         At January 2, 1997, the Company anticipated that it would spend $125 million to $150 million to develop and renovate theatres during 1997, of which the Company had approximately $58.1 million in contractual commitments for expenditures. The actual capital expenditures for fiscal 1997 were $178.1 million.

         At July 2, 1998, the Company had 261 multi-screen theatres with an aggregate of 2,467 screens. At such date, the Company had 35 new theatres with 571 screens and 32 screens at 6 existing locations under construction. The Company intends to develop approximately 450 to 500 screens during the balance of 1998 and approximately 600 to 700 screens during 1999. The Company expects that the capital expenditures in connection with its development plan will aggregate approximately $180.0 million for the balance of 1998 and approximately $140.0 million during 1999. The Company believes that its capital needs for completion of theatre construction and development for at least the next 6 to 12 months will be satisfied by available credit under the new loan agreement, as amended, internally generated cash flow and available cash and equivalents.

NEW ACCOUNTING PRONOUNCEMENTS

         During fiscal 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures About Segment of an Enterprise and Related Information. SFAS 130 requires disclosure of comprehensive income and its components in a company's financial statements and is effective for fiscal years beginning after December 15, 1997. SFAS 131 requires new disclosures of segment information in a company's financial statements and is effective for fiscal years beginning after December 15, 1997. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows.

On June 15, 1998, the Financial Accounting Standards Board issued FAS No. 133, Accounting for Derivative and Financial Instruments and Hedging Activities. FAS 133 establishes a new model for accounting for derivatives and hedging activities based on these fundamental principles i) derivatives represent assets and liabilities that should be recognized at fair value on the balance sheet ii) derivative gains and losses do not represent liabilities or assets and, therefore, should not be reported on the balance sheet as deferred credits or deferred debits and iii) special hedge accounting should be provided only for transactions that meet certain specified criteria, which include a requirement that the change in the fair value of the derivative be highly effective in offsetting the change in the fair value or cash flows of the hedged item. This Statement is effective for fiscal years beginning after June 15, 1999 and is not expected to have a material effect on the Company's financial position or results of operations.

RECENT DEVELOPMENTS

         Act III, the ninth largest motion picture exhibitor in the United States based on number of screens in operation, is controlled by KKR and Hicks Muse. As of July 2, 1998, Act III operated 131 theatres, with an aggregate of 843 screens in seven states. While KKR and Hicks Muse currently intend to merge Act III with and into Regal or an affiliate of Regal (the "Act III

Merger") approximately 90 days after the closing of the Recapitalization, there is currently no definitive agreement to consummate the Act III Merger.

YEAR 2000

         The Company is dependent on computer systems and applications to conduct its business. Based on a current assessment of its computer systems and applications, Regal believes that it will not experience any material Year 2000 problems with its computer systems. The Company estimates that costs to remediate any Year 2000 issues will not be material and will be funded through operating cash flows. The Company is expensing all costs associated with remediation of Year 2000 issues as incurred.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------------------------------------------

     (a)   Exhibits:

           (4)          Indenture dated as of May 27, 1998, between Regal Cinemas, Inc. and IBJ
                        Schroder Bank & Trust Company.

           (10.1)       Employment Agreement, dated as of May 27, 1998, between Regal
                        Cinemas, Inc. and Michael L. Campbell.

           (10.2)       Employment Agreement, dated as of May 27, 1998, between Regal
                        Cinemas, Inc. and Lewis Frazer III.

           (10.3)       Employment Agreement, dated as of May 27, 1998, between Regal
                        Cinemas, Inc. and Gregory W. Dunn.

           (10.4)       Credit Agreement, dated as of May 27, 1998, among
                        Regal Cinemas, Inc., its subsidiaries and the lenders named therein.

           (27)         Financial Data Schedule (for SEC use only).

     (b)   Reports on Form 8-K.

           None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       REGAL CINEMAS, INC.


Date: August 10, 1998                  By: /s/ Michael L. Campbell
                                           -------------------------------------
                                           Michael L. Campbell, Chairman,
                                           President and Chief Executive Officer


                                       By: /s/ Lewis Frazer III
                                           -------------------------------------
                                           Lewis Frazer III, Executive Vice
                                           President and Chief Financial Officer

                                  EXHIBIT INDEX

        ITEM                                  DESCRIPTION
-------------------      -------------------------------------------------------------
        (4)              Indenture dated as of May 27, 1998, between
                         Regal Cinemas, Inc. and IBJ Schroder Bank & Trust Company.

       (10.1)            Employment Agreement, dated as of May 27, 1998, between Regal
                         Cinemas, Inc. and Michael L. Campbell.

       (10.2)            Employment Agreement, dated as of May 27, 1998, between Regal
                         Cinemas, Inc. and Lewis Frazer III.

       (10.3)            Employment Agreement, dated as of May 27, 1998, between Regal
                         Cinemas, Inc. and Gregory W. Dunn.

       (10.4)            Credit Agreement, dated as of May 27, 1998, among Regal
                         Cinemas, Inc., its subsidiaries and the lenders named therein.

        (27)             Financial Data Schedule (for SEC use only).
