Form 10-Q
period 1998-10-01
REGAL CINEMAS INC
filed 1998-11-16
CIK 905035

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 1, 1998



                        Commission file number   333-52943
                                              ---------------

                              Regal Cinemas, Inc.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Tennessee                                    62-1412720
---------------------------------        -------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)



      7132 Commercial Park Drive
         Knoxville, Tennessee                                37918
---------------------------------        --------------------------------------
 (Address of Principal Executive Offices)                  (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:      (423) 922-1123
                                                      -------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      ----     ----

                         PART I -- FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS.
-------------------------------------------------------------------------------


                               REGAL CINEMAS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    ----------------------------------------
                            (in thousands of dollars)

                                     ASSETS

                                                        OCTOBER 1,       JANUARY 1,
                                                          1998             1998
                                                      -------------     ------------
Current assets:
     Cash and equivalents ........................     $    15,161      $    18,398
     Accounts receivable .........................           7,686            4,791
     Inventories .................................           4,258            2,159
     Prepaids and other current assets ...........          11,943            6,377
     Refundable income taxes .....................          13,907            2,424
                                                       -----------      -----------
        Total current assets .....................          52,955           34,149
                                                       -----------      -----------

Property and equipment:
     Land ........................................         115,093           53,955
     Buildings and leasehold improvements ........         643,263          366,323
     Equipment ...................................         374,855          211,465
     Construction in progress ....................          92,473           46,529
                                                       -----------      -----------
                                                         1,225,684          678,272
     Accumulated depreciation and amortization ...        (143,674)        (112,927)
                                                       -----------      -----------
        Total property and equipment, net ........       1,082,010          565,345

Excess purchase cost over fair value of net assets
     acquired, net ...............................         396,841           52,619
Other assets .....................................          59,415            8,537
                                                       -----------      -----------

        Total assets .............................     $ 1,591,221      $   660,650
                                                       ===========      ===========



     See accompanying notes to condensed consolidated financial statements.

                               REGAL CINEMAS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
               --------------------------------------------------
                 (in thousands of dollars, except share amounts)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                 OCTOBER 1,       JANUARY 1,
                                                                    1998             1998
                                                                ------------     -------------
Current liabilities:
     Current maturities of long-term debt (Note 4) .........     $       306      $       306
     Accounts payable ......................................          34,882           38,982
     Accrued expenses ......................................          56,258           13,739
                                                                 -----------      -----------
        Total current liabilities ..........................          91,446           53,027
                                                                 -----------      -----------

Long-term debt, less current maturities (Note 4) ...........       1,226,122          288,277
Other liabilities ..........................................          33,788           12,771
                                                                 -----------      -----------
        Total liabilities ..................................       1,351,356          354,075
                                                                 -----------      -----------

Commitments (Note 4)

Shareholders' equity (Note 1):
     Preferred stock, no par; 100,000,000 shares authorized,
        none issued ........................................              --               --
     Common stock, no par; 500,000,000 shares authorized;
        216,182,146 and 223,903,849 shares issued and
        outstanding at October 1, 1998 and January 1, 1998 .         193,459          223,707
     Loans to shareholders .................................            (501)              --
Retained earnings ..........................................          46,907           82,868
                                                                 -----------      -----------
        Total shareholders' equity .........................     $   239,865      $   306,575
                                                                 -----------      -----------

        Total liabilities and shareholders' equity .........     $ 1,591,221      $   660,650
                                                                 ===========      ===========




     See accompanying notes to condensed consolidated financial statements.

                               REGAL CINEMAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                ------------------------------------------------
                            (in thousands of dollars)


                                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         ---------------------------   --------------------------
                                                          OCTOBER 1,     OCTOBER 2,     OCTOBER 1,    OCTOBER 2,
                                                            1998            1997          1998           1997
                                                          ---------      ----------     ---------      ---------
Revenue:
  Admissions.........................................     $ 124,563      $  87,147      $ 315,481      $ 237,602
  Concessions .......................................        54,966         37,641        137,007        100,637
  Other operating revenue ...........................        10,196          4,780         25,380         13,519
                                                          ---------      ---------      ---------      ---------
         Total revenues .............................       189,725        129,568        477,868        351,758
                                                          ---------      ---------      ---------      ---------
Operating expenses:
  Film rental and advertising costs .................        66,368         48,602        170,355        129,900
  Cost of concessions and other .....................         8,556          5,404         21,551         15,621
  Theatre operating expenses ........................        63,540         38,851        163,717        113,963
  General and administrative expenses ...............         5,732          3,392         13,743         12,936
  Depreciation and amortization .....................        15,599          7,078         35,516         21,538
  Merger expenses ...................................            --          7,789             --          7,789
  Loss on impairment of assets ......................            --          4,960             --          4,960
  Recapitalization expenses (Note 1) ................         2,479             --         64,526             --
                                                          ---------      ---------      ---------      ---------
         Total operating expenses ...................       162,274        116,076        469,408        306,707
                                                          ---------      ---------      ---------      ---------
Operating income ....................................        27,451         13,492          8,460         45,051
Other income (expense):
      Interest expense ..............................       (19,508)        (3,379)       (32,835)        (9,456)
      Interest income ...............................           382            560            849            734
      Other .........................................          (209)          (122)          (445)          (453)
                                                          ---------      ---------      ---------      ---------
Income (loss) before income taxes and
  extraordinary item ................................         8,116         10,551        (23,971)        35,876
Provision for income taxes (Note 5) .................         4,012          2,300            100         12,099
                                                          ---------      ---------      ---------      ---------
Income (loss) before extraordinary item .............         4,104          8,251        (24,071)        23,777
      Extraordinary loss on retirement of
         debt, net of income tax benefit of
         $7,602 and $6,141, respectively
         (Note 4)...................................             --        (10,020)       (11,890)       (10,020)
                                                          ---------      ---------      ---------      ---------
Net income (loss)...................................      $   4,104      $  (1,769)     $ (35,961)     $  13,757
                                                          =========      =========      =========      =========


     See accompanying notes to condensed consolidated financial statements.

                              REGAL CINEMAS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                ------------------------------------------------
                           (in thousands of dollars)

                                                                                   NINE MONTHS ENDED
                                                                            -----------------------------
                                                                              OCTOBER 1,       OCTOBER 2,
                                                                                1998             1997
                                                                            ------------      -----------
Cash flows from operating activities:
Net income (loss)(1) ...................................................     $   (35,961)     $    13,757
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Loss on extinguishment of debt .................................          11,890           10,020
        Depreciation and amortization ..................................          35,516           21,538
        Loss on impairment of assets ...................................              --            4,960
        Deferred income taxes ..........................................           7,276           (4,750)
        Changes in operating assets and liabilities, net of effects from acquisitions:
          Accounts receivable ..........................................           3,035            1,413
          Inventories ..................................................             (72)             (73)
          Refundable income taxes ......................................         (13,230)           1,866
          Prepaids and other current assets ............................          (2,644)          (1,671)
          Accounts payable .............................................         (23,429)         (13,799)
          Accrued expenses and other liabilities .......................          35,353           (8,064)
                                                                             -----------      -----------
               Net cash provided by operating activities(1) ............          17,734           25,197

Cash flows from investing activities:
   Capital expenditures, net ...........................................        (157,728)        (113,551)
   Increase in other assets ............................................          (3,499)         (22,083)
                                                                             -----------      -----------
               Net cash used in investing activities ...................        (161,227)        (135,634)
Cash flows from financing activities:
   Long-term debt ......................................................       1,217,375          104,015
   Payments made on long-term debt .....................................        (684,500)              --
   Deferred financing costs ............................................         (35,441)              --
   Premium paid to pay off long-term debt ..............................         (14,530)              --
   Proceeds from issuance of common stock ..............................         774,717            1,500
   Purchase and retirement of common stock .............................      (1,117,407)              --
   Stock compensation expense ..........................................              42               90
                                                                             -----------      -----------
               Net cash provided by financing activities ...............         140,256          105,605
                                                                             -----------      -----------
Net decrease in cash and equivalents ...................................          (3,237)          (4,832)
Cash and equivalents at beginning of period ............................          18,398           17,116
                                                                             -----------      -----------
Cash and equivalents at end of period ..................................     $    15,161      $    12,284
                                                                             ===========      ===========


(1)   Includes $46,451 of Recapitalization expenses, net of tax benefit.

     See accompanying notes to condensed consolidated financial statements.

                               REGAL CINEMAS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        -----------------------------------------------------------------

1.       THE COMPANY AND BASIS OF PRESENTATION

         Regal Cinemas, Inc. and its wholly owned subsidiaries, collectively referred to as the "Company," operates multi-screen motion picture theatres principally throughout the eastern and northwestern United States. The Company formally operates on a fiscal year ending on the Thursday closest to December 31.

         The condensed consolidated balance sheet as of October 1, 1998, the condensed consolidated statements of operations for the three months and nine months ended October 1, 1998 and October 2, 1997 and the condensed consolidated statements of cash flows for the nine months ended October 1, 1998 and October 2, 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The January 1, 1998 information has been derived from the audited January 1, 1998 balance sheet of Regal Cinemas, Inc.

         Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

         It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Report filed on Form 10-K dated March 31, 1998. The results of operations for the three and nine-month periods ended October 1, 1998 are not necessarily indicative of the operating results for the full year.

2.       RECAPITALIZATION

         On May 27, 1998, an affiliate of Kohlberg Kravis Roberts & Co. L.P. ("KKR") and an affiliate of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") merged with and into Regal Cinemas, Inc., with the Company continuing as the surviving corporation of the Merger (the "Merger"). The Merger and related transactions have been recorded as a recapitalization (the "Recapitalization"). In the Recapitalization, the Company's existing shareholders, received cash for their shares of common stock. In addition, in connection with the Recapitalization, the Company canceled options and repurchased warrants held by certain former directors, management and employees of the Company (the "Option/Warrant Redemption"). The aggregate amount paid to effect the Merger and the Option/Warrant Redemption was approximately $1.2 billion.

         The net proceeds of a $400 million senior subordinated note offering, initial borrowings of $375.0 million under its senior credit facilities and the proceeds of $776.9 million from the investment by KKR, Hicks Muse, DLJ Merchant Banking Partners II, L.P. and affiliated funds ("DLJ") and management in the Company were used: (i) to fund the cash payments required to effect the Merger and the Option/Warrant Redemption; (ii) to repay and retire the Company's existing senior credit facilities; (iii) to repurchase the Company's existing 8.5% senior subordinated notes; (iv) to pay related fees and expenses; and
         (v) for general corporate purposes. Upon consummation of the Merger, KKR owned $287.3 million of the Company's equity securities, Hicks Muse owned $437.3 million of the Company's equity securities and DLJ owned $50.0 million of the Company's equity securities. Each investor received securities consisting of a combination of the Company's common stock, no par value (the "Common Stock") and the Company's

                               REGAL CINEMAS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        -----------------------------------------------------------------

         Series A Convertible Preferred Stock, no par value ("Convertible Preferred Stock"), which was converted into Common Stock on June 3, 1998. To equalize KKR's and Hicks Muse's investments in the Company at $362.3 million each, Hicks Muse exchanged $75.0 million of Convertible Preferred Stock, with KKR for $75.0 million of common stock of Act III Cinemas, Inc. ("Act III"). As a result of the Recapitalization and the Act III combination (see Note 3), KKR and Hicks Muse each own approximately 46.3% of the Company's Common Stock, with DLJ, management and other minority holders owning the remainder.

         During 1998, nonrecurring costs of approximately $64.5 million, including approximately $39.8 million of compensation costs, were incurred in connection with the Recapitalization. Financing costs of approximately $34.2 million were incurred and classified as deferred financing costs which will be amortized over the lives of the new debt facilities (see Note 4). Of the total Merger and Recapitalization costs above, an aggregate of $19.5 million was paid to KKR and Hicks Muse.

3.       ACQUISITIONS

         On August 26, 1998, the Company acquired Act III Cinemas, Inc. (the "Act III Merger"), the ninth largest motion picture exhibitor in the United States based on number of screens in operation. Total purchase cost was approximately $312.0 million, representing primarily the value of 60,383,388 shares of the Company's common stock issued to acquire each share of Act III's outstanding common stock and 5,195,598 options of the Company issued for Act III options. In connection with the Act III merger, the Company also amended its credit facilities and borrowed $383.3 million thereunder to repay Act III's borrowings and accrued interest under Act III's existing credit facilities and two senior subordinated notes totaling $150.0 million.

         The Act III merger has been accounted for as a purchase, applying the applicable provisions of Accounting Principles Board Opinion No. 16. Preliminary allocation of the purchase price as of September 30, 1998 is as follows:


                                                              ($'s in millions)

                  Property, plant and equipment                  $  390.5
                  Other long-term assets                             23.2
                  Long-term debt assumed                           (405.0)
                  Net working capital acquired                      (38.6)
                  Excess purchase cost over fair
                     value of net assets acquired                   341.9
                                                                 --------
                  Total purchase cost                            $  312.0
                                                                 ========

     The above allocation of purchase cost has been preliminarily allocated to the acquired assets and liabilities of Act III based on estimates of fair value as of the closing date. Such estimates were based on valuations and studies which are not yet complete. Therefore, the above allocation of purchase price may change when such studies are completed. The Company is amortizing goodwill over an estimated useful life of 40 years.

                               REGAL CINEMAS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         ---------------------------------------------------------------

     The following unaudited consolidated pro forma condensed results of operations data gives effect to the Act III Combination and Regal Recapitalization as if they had occurred as of January 1, 1997 ($'s in millions):


                               Three Months Ended              Nine Months Ended
                          ----------------------------     ---------------------------
                           October 1,       October 2,     October 1,       October 2,
                             1998             1997           1998             1997
                             ----             ----           ----             ----
Pro Forma Revenues          $247.3           $197.7         $668.3           $541.0
Pro Forma Net Income
(Loss) Before               $  5.0           $   .4         $(41.2)          $ (3.3)
Extraordinary Items

     On July 31, 1997, the Company issued 2,837,594 shares of its Common Stock for all of the outstanding common stock of Cobb Theatres. The merger has been accounted for as a pooling of interests and, accordingly, these condensed consolidated financial statements have been restated for all periods to include the results of operations and financial positions of Cobb Theatres.

     Separate results of the combining entities for the three and nine-month periods ended October 2, 1997 are as follows:

                                                           Three          Nine
                                                           Months         Months
                                                            Ended         Ended
                                                         October 2,     October 2,
                                                            1997           1997
                                                        -----------     ----------
     Revenues:                                                 (in thousands)
        Regal ..........................................  $ 111,651     $ 267,357
        Cobb Theatres, L.L.C. and Tricob Partnership....     16,469        81,151
                                                          ---------     ---------
                                                          $ 128,120     $ 348,508
                                                          =========     =========
     Net (loss):
        Regal ..........................................  $     648     $  16,518
        Cobb Theatres, L.L.C. and Tricob Partnership....     (2,417)       (2,761)
                                                          ---------     ---------
                                                          $  (1,769)    $  13,757
                                                          =========     =========

                               REGAL CINEMAS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        -----------------------------------------------------------------

4.     LONG-TERM DEBT

       Long-term debt at October 1, 1998 and January 1, 1998, consists of the following:


                                                                              OCTOBER 1,      JANUARY 1,
                                                                                1998            1998
                                                                             -----------     -----------
                                                                                   (IN THOUSANDS)

$400,000 of the Company's senior subordinated notes due June 1, 2008, with interest payable semiannually at 9.5%. Notes are redeemable, in whole or in part, at the option of the Company at any time on or after June 1, 2003, at the redemption prices (expressed as percentages of the principal amount thereof) set forth below together with accrued and unpaid interest to the redemption date, if redeemed during the 12 month period beginning on June 1 of the years indicated:


           Year                              Redemption Price
           ----                              ----------------
           2003                                104.750%
           2004                                103.167%
           2005                                101.583%
           2006 and thereafter                 100.000%                       $  400,000       $        --

Term Loans                                                                       712,500                --

Revolving credit facility                                                         84,845                --

$125,000 of the Company's senior subordinated notes, due October 1, 2007
with interest payable semiannually at 8.5%                                            --           125,000

$250,000 of the Company's senior reducing revolving credit facility                   --           162,000

Capital lease obligations, payable in monthly installments plus interest
at 14%                                                                            24,241               --

Other non-recourse debt, generally payable in monthly installments,
plus interest at approximately 10%                                                 4,772               --


Other                                                                                 70            1,583
                                                                              ----------       ----------

                                                                               1,226,428          288,583

Less current maturities                                                             (306)            (306)
                                                                              ----------       ----------

                                                                              $1,226,122       $  288,277
                                                                              ==========       ==========

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

                               REGAL CINEMAS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         ---------------------------------------------------------------

4.       LONG-TERM DEBT, CONTINUED

         NEW CREDIT FACILITIES -- In connection with the Merger and Recapitalization, the Company entered into credit facilities provided by a syndicate of financial institutions. In August 1998 in connection with the Act III merger, such credit facilities were amended. Such credit facilities (the "Credit Facilities") now include a $500,000 Revolving Credit Facility (including the availability of Revolving Loans, Swing Line Loans, and Letters of Credit) and three term loan facilities: Term A ($240,000), Term B ($240,000), and Term C ($135,000)
         (the "Term Loans"). The Company must pay an annual commitment fee ranging from 0.2% to 0.425%, depending on the Company's Total Leverage Ratio, as defined in the credit facilities, of the unused portion of the Revolving Credit Facility. The Revolving Credit Facility expires in June 2005. At October 1, 1998, there was approximately $84.9 million outstanding under the Revolving Credit Facility.

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

         The Credit Facilities contain customary covenants and restrictions on the Company's ability to issue additional debt or engage in certain activities and include customary events of default. In addition, the Credit Facilities specify that the Company must meet or exceed defined interest coverage ratios and must not exceed defined leverage ratios. The Company was in compliance with such covenants at October 1, 1998.

         The Credit Facility is secured by a pledge of the stock of the Company's domestic subsidiaries. The Company's payment obligations under the Credit Facility is guaranteed by its direct and indirect U.S. subsidiaries.

         TENDER OFFER -- In connection with the Recapitalization, the Company commenced a tender offer for all of the Company's 8.5% senior subordinated notes ("Old Regal Notes") and a consent solicitation in order to effect certain changes in the Indenture. Upon completion of the tender offer, holders had tendered and given consents with respect to 100% of the outstanding principal amount of the Old Regal Notes. In addition, the Company and the trustee executed a supplement to the Indenture, effecting the proposed amendments which included, among other things, the elimination of all financial covenants for the Old Regal Notes. On May 27, 1998, the Company paid, for each $1,000 principal amount, $1,116.24 for the Old Regal Notes tendered plus, in each case, accrued and unpaid interest of $13.22. Regal financed the purchase price of the Old Regal Notes with funds from the Recapitalization.

         EXTRAORDINARY LOSS -- An extraordinary loss of $11.9 million, net of income taxes of $7.6 million, was recognized for the write-off of deferred financing costs and prepayment penalties incurred in connection with redeeming the Old Regal Notes as well as for the write-off of deferred financing costs related to the Company's previous credit facility.

                               REGAL CINEMAS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        -----------------------------------------------------------------

5.       INCOME TAXES

         The effective income tax rate on income (loss) before extraordinary items for the nine month periods ended October 1, 1998 and October 2, 1997 differs from the statutory income tax rates due primarily to nondeductible recapitalization costs in 1998 and state income taxes in 1998 and 1997. The Company's effective tax rates for the nine-month period ended October 1, 1998 and October 2, 1997 were .1% and 33.7%, respectively.

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

8.       SUBSEQUENT EVENT

         On November 10, 1998 the Company issued and sold $200,000,000 senior subordinated notes due 2008 which bear interest at 9 1/2%. These instruments are identical to the Company's $400,000,000 senior subordinated notes offered May 27, 1998 as described in Note 4.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         The following analysis of the financial condition and results of operations of the Company, should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included herein.

BACKGROUND OF REGAL

         The Company has achieved significant growth in theatres and screens since its formation in November of 1989. Since inception through October 1, 1998, the Company has acquired 313 theatres (net of closed locations) with 2,326 screens, developed 72 new theatres with 908 screens and added 78 new screens to existing theatres. Theatres developed by the Company typically generate positive theatre level cash flow within the first three months following commencement of operation and reach a mature level of attendance within one to three years following commencement of operation. Theatre closings have had no significant effect on the operations of the Company.

RESULTS OF OPERATIONS

         The Company's revenues are generated primarily from box office receipts and concession sales. Additional revenues are generated by electronic video games located adjacent to the lobbies of certain of the Company's theatres, and by on-screen advertisements, rebates from concession vendors, and revenues from the Company's five entertainment centers which are adjacent to theatre complexes. Direct theatre costs consist of film rental costs, costs of concessions and theatre operating expenses. Film rental costs are related to the popularity of a film and the length of time since the film's release and generally decline as a percentage of admission revenues the longer a film has been released. Because certain concession items, such as fountain drinks and popcorn, are purchased in bulk and not pre-packed for individual servings, the Company is able to improve its margins by negotiating volume discounts. Theatre operating expenses consist primarily of theatre labor and occupancy costs. Future increases in minimum wage requirements or legislation requiring additional employer funding of health care, among other things, may increase theatre operating expenses as a percentage of total revenues.

         The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items reflected in the Company's consolidated statements of income.



                                                             PERCENTAGE OF TOTAL REVENUES
                                                ---------------------------------------------------
                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                                --------------------------   ----------------------
                                                  OCTOBER 1,    OCTOBER 2,   OCTOBER 1,  OCTOBER 2,
                                                    1998          1997         1998         1997
                                                  ----------    ---------    ---------   ----------
     Revenue:
       Admissions ..........................         65.6%        67.2%        66.0%        67.6%
       Concessions .........................         29.0%        29.1%        28.7%        28.6%
       Other operating revenue .............          5.4%         3.7%         5.3%         3.8%
                                                    -----        -----        -----        -----
              Total revenues ...............        100.0%       100.0%       100.0%       100.0%
                                                    -----        -----        -----        -----
     Operating expenses:
       Film rental and advertising costs ...         35.0%        37.5%        35.6%        36.9%
       Cost of concessions and other .......          4.5%         4.2%         4.5%         4.5%
       Theatre operating expenses ..........         33.5%        30.0%        34.3%        32.4%
       General and administrative expenses .          3.0%         2.6%         2.9%         3.7%
       Depreciation and amortization .......          8.2%         5.5%         7.4%         6.1%
       Merger expenses .....................           --          6.0%          --          2.2%
       Loss on impairment of assets ........           --          3.8%          --          1.4%
       Recapitalization expenses ...........          1.3%          --         13.5%          --
                                                    -----        -----        -----        -----
              Total operating expenses .....         85.5%        89.6%        98.2%        87.2%
                                                    -----        -----        -----        -----
     Operating income ......................         14.5%        10.4%         1.8%        12.8%
     Other income (expense):
           Interest expense ................        (10.3%)       (2.6%)       (6.9%)       (2.7%)
           Interest income .................          0.2%         0.4%         0.2%         0.2%
           Other ...........................         (0.1%)       (0.1%)       (0.1%)       (0.1%)
                                                    ------       ------       ------       ------
     Income (loss) before income taxes and
       extraordinary item ..................          4.3%         8.1%        (5.0)%       10.2%
     Provision for income taxes ............          2.1%         1.8%         0.1%         3.4%
                                                    -----        -----        -----        -----
     Income (loss) before extraordinary item          2.2%         6.3%        (5.1%)        6.8%
           Extraordinary loss ..............           --         (7.7%)       (2.4%)       (2.9%)
                                                    -----        -----        -----        -----
     Net income (loss) .....................          2.2%        (1.4%)       (7.5%)        3.9%
                                                    =====        =====        =====        =====


THREE MONTHS ENDED OCTOBER 1, 1998 AND OCTOBER 2, 1997

         TOTAL REVENUES -- Total revenues for the third quarter of fiscal 1998 increased by 46.4% to $189.7 million from $129.6 million in the comparable 1997 period. This increase was due to a 32.9% increase in attendance attributable primarily to the net addition of 1,201 screens in the last 12 months (834 screens were added August 26, 1998 as a result of the merger with Act III). Of the $60.1 million net increase in revenues for the period, a $3.7 million decrease was attributed to theatres previously operated by the Company, $29.3 million increase was attributed to theatres acquired by the Company, and $34.5 million increase was attributed to new theatres constructed by the Company. Average ticket prices increased 7.6% during the period, reflecting an increase in ticket prices and a greater proportion of larger market theatres in the 1998 period than in the same period in 1997. Average concession sales per customer increased 9.8% for the period, reflecting both an increase in consumption and, to a lesser degree, an increase in concession prices.

         DIRECT THEATRE COSTS -- Direct theatre costs increased by 49.1% to $138.5 million in the third quarter 1998 from $92.9 million in the third quarter 1997. Direct theatre costs as a percentage of total revenues increased to 73.0% in the 1998 period from 71.7% in the 1997 period. The increase of direct theatre costs as a percentage of total revenues was primarily attributable to higher occupancy costs as a percentage of total revenues.

         GENERAL AND ADMINISTRATIVE EXPENSES -- General and administrative expenses increased by 69.0% to $5.7 million in the third quarter 1998 from $3.4 million in the third quarter 1997. This increase reflects additional costs related to the Act III merger included in the Company's results subsequent to the Act III merger. As a percentage of total revenues, general and administrative expenses increased to 3.0% in the 1998 period from 2.6% in the 1997 period.

         DEPRECIATION AND AMORTIZATION -- Depreciation and amortization expense increased in the third quarter 1998 by 120.4% to $15.6 million from $7.1 million in the third quarter 1997. This increase was primarily the result of theatre property additions associated with the Company's expansion efforts, increased debt amortization costs, and the Act III merger.

         OPERATING INCOME -- Operating income for the third quarter 1998 increased to $27.5 million, or 14.5% of total revenues, from $13.5 million, or 10.4% of total revenues, in the third quarter 1997. Third quarter 1997 included loss on impairment of assets under FASB Statement No. 121 of $4.9 million (3.8% of total revenues).

         INTEREST EXPENSE -- Interest expense increased in the third quarter 1998 by 477.3% to $19.5 million from $3.4 million in the third quarter 1997. The increase was primarily due to higher average borrowings outstanding associated with the Recapitalization of the Company and the Act III merger.

         INCOME TAXES -- The provision for income taxes in the third quarter 1998 was $4.0 million as compared to $2.3 million in the third quarter 1997. The effective tax rate was 49.4% in the 1998 period as compared to 21.8% in the 1997 period as the 1998 period reflected certain amortization, merger and recapitalization expenses which were not deductible for tax purposes.

         NET INCOME (LOSS) -- The net income (loss) in the third quarter 1998 was $4.1 million as compared to $1.8 million net loss in the third quarter 1997. Net income before nonrecurring and extraordinary items was $6.1 million or 3.2% of total revenues in the third quarter of 1998 as compared to $14.4 million or 11.3% of total revenues in the 1997 period.

NINE MONTHS ENDED OCTOBER 1, 1998 AND OCTOBER 2, 1997

         TOTAL REVENUES -- Total revenues for the nine months ended October 1, 1998 increased by 35.9% to $477.9 million from $351.8 million in the comparable 1997 period. This increase was due to a 23.9%
increase in attendance attributable primarily to the net addition of 1,201 screens in the last 12 months (834 of which are attributable to the Act III merger). Of the $126.1 million net increase in revenues for the period, a $5.6 million decrease was attributed to theatres previously operated by the Company, $45.9 million increase was attributed to theatres acquired by the Company, and $85.8 million increase was attributed to new theatres constructed by the Company. Average ticket prices increased 7.1% during the period, reflecting an increase in ticket prices and a greater proportion of larger market theatres in the 1998 period than in the same period in 1997. Average concession sales per customer increased 10.1% for the period, reflecting both an increase in consumption and, to a lesser degree, an increase in concession prices.

         DIRECT THEATRE COSTS -- Direct theatre costs increased by 37.1% to $355.6 million for the nine months ended October 1, 1998 from $259.5 million in the comparable 1997 period. Direct theatre costs as a percentage of total revenues increased to 74.4% in the 1998 period from 73.8% in the 1997 period. The increase of direct theatre costs as a percentage of total revenues was primarily attributable to higher theatre operating expenses as a percentage of total revenues.

         GENERAL AND ADMINISTRATIVE EXPENSES -- General and administrative expenses increased by 6.2% to $13.7 million for the nine months ended October 1, 1998 from $12.9 million in the comparable 1997 period. As a percentage of total revenues, general and administrative expenses decreased to 2.9% in the 1998 period from 3.7% in the 1997 period.

         DEPRECIATION AND AMORTIZATION -- Depreciation and amortization expense increased for the nine months ended October 1, 1998 by 64.9% to $35.5 million from $21.5 million in the comparable 1997 period. This increase was primarily the result of theatre property additions associated with the Company's expansion efforts, increased debt amortization costs, and the Act III merger.

         OPERATING INCOME -- Operating income for the nine months ended October 1, 1998 decreased to $8.5 million, or 1.8% of total revenues, from $45.0 million, or 12.8% of total revenues, in the comparable 1997 period. Before nonrecurring expenses associated with the Recapitalization, operating income for the nine month period ended October 1, 1998 was $73.0 million or 15.3% of total revenues.

         INTEREST EXPENSE -- Interest expense increased for the nine months ended October 1, 1998 by 247.2% to $32.8 million from $9.5 million in the comparable 1997 period. The increase was primarily due to higher average borrowings outstanding associated with the Recapitalization of the Company.

         INCOME TAXES -- The provision for income taxes for the nine months ended October 1, 1998 was $0 million as compared to $12.1 million in the 1997 period. The effective tax rate was .1% in the 1998 period as compared to 33.7% in the 1997 period as the 1998 period reflected certain recapitalization, merger and amortization expenses which were not deductible for tax purposes.

         NET INCOME (LOSS) -- The net income (loss) for the nine months ended October 1, 1998 was $(36.0) million as compared to $13.8 million income in the 1997 period. Net income before nonrecurring and extraordinary items was $24.4 million or 5.1% of total revenues in the nine months ended October 1, 1998 as compared to $30.0 million or 8.5% of total revenues in the 1997 period.

RECENT TRANSACTIONS

         RECAPITALIZATION AND MERGER -- On May 27, 1998, an affiliate of KKR and an affiliate of Hicks Muse merged with and into the Company, with the Company continuing as the surviving corporation of the Merger. The Merger and related transactions have been recorded as a recapitalization. In the Recapitalization, the Company's existing shareholders received cash for their shares of Common Stock.

In addition, in connection with the Recapitalization, the Company canceled options and repurchased warrants held by certain former directors, management and employees of the Company. The aggregate amount paid to effect the Merger and the Option/Warrant Redemption was approximately $1.2 billion.

         The net proceeds of the $400 million senior subordinated notes, initial borrowings of $375.0 million under the senior credit facility and the proceeds of $776.9 million from the investment by KKR, Hicks Muse, DLJ and management in the Company were used: (i) to fund the cash payments required to effect the Merger and the Option/Warrant Redemption; (ii) to repay and retire the Company's existing senior credit facilities; (iii) to repurchase the existing Regal 8.5% senior subordinated notes; (iv) to pay related fees and expenses; and (v) for general corporate purposes. Upon consummation of the Merger, KKR owned $287.3 million of the Company's equity securities, Hicks Muse owned $437.3 million of the Company's equity securities and DLJ owned $50.0 million of the Company's equity securities. Each investor received securities consisting of a combination of Common Stock and the Company's Series A Convertible Preferred Stock which was converted into Common Stock on June 3, 1998. To equalize KKR's and Hicks Muse's investments in the Company at $362.3 million each, Hicks Muse exchanged $75.0 million of Convertible Preferred Stock, with KKR for $75.0 million of common stock of Act III. Upon completion of the Recapitalization and the conversion of the Convertible Preferred Stock, KKR, Hicks Muse and DLJ own approximately 46.6%, 46.6% and 6.4%, respectively, of the Company's Common Stock.

         During 1998, nonrecurring costs of approximately $64.5 million, including approximately $39.8 million of compensation costs, were incurred in connection with the Recapitalization. Financing costs of approximately $34.2 million were incurred and classified as deferred financing costs which will be amortized over the lives of the new debt facilities (see Note 4). Of the total merger and recapitalization costs above, an aggregate of $19.5 million was paid to KKR and Hicks Muse.

         COMBINATION WITH ACT III -- On August 26, 1998, the Company acquired Act III Cinemas, Inc., the ninth largest motion picture exhibitor in the United States based on number of screens in operation. In the Act III Merger, Act III became a wholly-owned subsidiary of the Company and each share of Act III's outstanding common stock was converted into the right to receive one share of the Company's Common Stock. In connection with the Act III Merger, the Company amended its Senior Credit Facilities and borrowed $383.3 million thereunder to repay Act III's borrowings and accrued interest under Act III's credit facilities and two senior subordinated promissory notes in the aggregate principal amount of $75.0 million each of which were owned by KKR and Hicks Muse.

         TENDER OFFER -- In connection with the Recapitalization, the Company commenced a tender offer for all of the Old Regal Notes and a consent solicitation in order to effect certain changes in the Indenture. Upon completion of the tender offer, holders had tendered and given consents with respect to 100% of the outstanding principal amount of the Old Regal Notes. In addition, the Company and the trustee executed a supplement to the Indenture, effecting the proposed amendments which included, among other things, the elimination of all financial covenants for the Old Regal Notes. On May 27, 1998, the Company paid, for each $1,000 principal amount, $1,116.24 for the Old Regal Notes tendered plus, in each case, accrued and unpaid interest of $13.22. The Company financed the purchase price of the Old Regal Notes with funds from the Recapitalization.

         NEW SUBORDINATED NOTE OFFERING -- On November 10, 1998, the Company issued and sold $200,000 senior subordinated notes due 2008. Such notes bear interest at 9 1/2%. These instruments are identical to the Company's $400,000 senior subordinated notes offered on May 27, 1998.

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

         NEW CREDIT FACILITIES -- In connection with the Merger and Recapitalization, the Company entered into credit facilities provided by a syndicate of financial institutions. In August 1998 in connection with the Act III merger, such credit facilities were amended. Such credit facilities (the "Credit Facilities") now include a $500,000 Revolving Credit Facility (including the availability of Revolving Loans, Swing Line Loans, and Letters of Credit) and three term loan facilities: Term A ($240,000), Term B ($240,000), and Term C ($135,000) (the "Term Loans"). The Company must pay an annual commitment fee ranging from 0.2% to 0.425%, depending on the Company's Total Leverage Ratio, as defined, of the unused portion of the Revolving Credit Facility. The Revolving Credit Facility expires in June 2005. At October 1, 1998, there was approximately $84.9 million outstanding under the Revolving Credit Facility.

         Borrowings under the Term A Loan or the Revolving Credit Facility can be made at the "Base Rate" plus a margin of 0% to 1%, or the "LIBO Rate," plus
 .625% to 2.25%, both depending on the Total Leverage Ratio. The Base Rate on revolving loans is the rate established by the Administrative Agent in New York as its base rate for dollars loaned in the United States. The LIBO Rate is based on LIBOR for the corresponding length of loan. One percent of the outstanding balance on the Term A Loan is due annually though 2004 with the balance of the Term A Loan due in 2005.

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

         The Credit Facilities contain customary covenants and restrictions on the Company's ability to issue additional debt or engage in certain activities and include customary events of default. In addition, the Credit Facilities specify that the Company must meet or exceed defined interest coverage ratios and must not exceed defined leverage ratios. The Company was in compliance with such covenants at October 1, 1998.

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

         At October 1, 1998, the Company had 385 multi-screen theatres with an aggregate of 3,312 screens. At such date, the Company had 53 new theatres with 833 screens and 46 screens at 8 existing locations under construction. The Company intends to develop approximately 250 to 300 screens during the balance of 1998 and approximately 700 to 800 screens during 1999. The Company expects that the capital expenditures in connection with its development plan will aggregate approximately $100 to $125 million for the balance of 1998 and approximately $270 to $300 million during 1999. The Company believes that its capital needs for completion of theatre construction and development for at least the next 30 to 36 months will be satisfied by available credit under the new loan agreement, as amended, internally generated cash flow and available cash and equivalents.

NEW ACCOUNTING PRONOUNCEMENTS

         During fiscal 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures About Segment of an Enterprise and Related Information. SFAS 130 requires disclosure of comprehensive income and its components in a company's financial statements and is effective for fiscal years beginning after December 15, 1997. There are no material differences between comprehensive income and net income as reported by the Company. SFAS 131 requires new disclosures of segment information in a company's financial statements and is effective for fiscal years beginning after December 15, 1997. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows.

         On June 15, 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative and Financial Instruments and Hedging Activities. SFAS 133 establishes a new model for accounting for derivatives and hedging activities based on these fundamental principles: i) derivatives represent assets and liabilities that should be recognized at fair value on the balance sheet ii) derivative gains and losses do not represent liabilities or assets and, therefore, should not be reported on the balance sheet as deferred credits or deferred debits and iii) special hedge accounting should be provided only for transactions that meet certain specified criteria, which include a requirement that the change in the fair value of the derivative be highly effective in offsetting the change in the fair value or cash flows of the hedged item. This Statement is effective for fiscal years beginning after June 15, 1999 and is not expected to have a material effect on the Company's financial position or results of operations.

YEAR 2000

         Until recently computer programs were written to store only two digits for date-related information in order to more efficiently handle and store data. Thus, the programs were unable to properly distinguish between the year 1900 and the year 2000. This is frequently referred to as the "Year 2000 Problem." In 1997, the Company initiated a company-wide Year 2000 project to address this problem. Utilizing both internal and external resources, the Company is in the process of defining, assessing and converting, or replacing, various programs and hardware to make them Year 2000 compatible. The Year 2000 Problem goes beyond the Company's internal computer systems and requires coordination with clients, vendors, government entities and other third parties to assure that their systems and related interface are compliant. The Company's total Year 2000 remediation cost is not expected to exceed $100,000.

         The Company believes that with minor modifications, the Year 2000 problem will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed in a timely fashion, the Year 2000 problem could have a material impact on the operations and financial results of the Company.

         The costs of the project and the manner in which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------------


     (a)      Exhibits:

              (27) Financial Data Schedule (for SEC use only).

     (b)      Reports on Form 8-K.

              (i) The Company filed a Current Report on Form 8-K dated September 1, 1998.

             (ii) The Company filed a Current Report on Form 8-K dated September 14, 1998, as amended by Current Reports on Form 8-K/A dated September 16, 1998 and September 23, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    REGAL CINEMAS, INC.


Date: November 16, 1998             By: /s/ Michael L. Campbell
                                       ----------------------------------------
                                        Michael L. Campbell, Chairman, President
                                        and Chief Executive Officer

                                    By:  /s/ D. Mark Monroe
                                       ----------------------------------------
                                        D. Mark Monroe, Vice President,
                                        Treasurer and Acting Chief Financial
                                        Officer

                                  EXHIBIT INDEX


    ITEM                                           DESCRIPTION
--------------       ----------------------------------------------------------
    (27)               FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY).

