Form 10-K
period 1998-12-31
REGAL CINEMAS INC
filed 1999-03-31
CIK 905035

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
                                                Commission file number 333-52943


                               REGAL CINEMAS, INC.
             (Exact name of registrant as specified in its charter)


                Tennessee                                                    62-1412720
      (State or other jurisdiction                             (I.R.S. employer identification number)
    of incorporation or organization)

       7132 Commercial Park Drive
          Knoxville, Tennessee                                                  37918
(Address of principal executive offices)                                     (Zip Code)

         Registrant's telephone number, including area code:  (423) 922-1123

         Securities registered pursuant to Section 12(b) of the Act:   None

         Securities registered pursuant to Section 12(g) of the Act:   None


         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  /X/     No  / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Shares of common stock, no par value per share, outstanding on March 31, 1999, were 216,672,105.

                               REGAL CINEMAS, INC.
                             FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                                                                Page
PART I   .........................................................................................................1
         Item 1.  Business........................................................................................1
              The Company.........................................................................................1
              Recapitalization and Financing......................................................................2
              Business Strategy...................................................................................3
              Industry Overview...................................................................................5
              Theatre Operations..................................................................................6
              Seasonality.........................................................................................8
              Film Licensing......................................................................................8
              Complementary Concepts..............................................................................9
              Competition........................................................................................10
              Management Information Systems.....................................................................10
              Employees..........................................................................................11
              Regulation.........................................................................................11
              Risk Factors.......................................................................................11
         Item 2.  Properties.....................................................................................16
         Item 3.  Legal Proceedings..............................................................................16
         Item 4.  Submission of Matters to a Vote of Security-Holders............................................16

PART II  ........................................................................................................17
         Item 5.  Market for the Registrant's Common Equity and Related Shareholder Matters......................17
         Item 6.  Selected Financial Data........................................................................18
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations..................................................................................20
              Overview...........................................................................................20
              Background of Regal................................................................................20
              Results of Operations..............................................................................20
              Loss on Impairment of Assets.......................................................................21
              Fiscal Years Ended December 31, 1998 and January 1, 1998...........................................22
              Fiscal Years Ended January 1, 1998 and January 2, 1997.............................................22
              Liquidity and Capital Resources....................................................................23
              Inflation; Economic Downturn.......................................................................26
              Year 2000-State of Readiness.......................................................................26
              New Accounting Pronouncements......................................................................27
         Item 7A.  Quantitative and Qualitative Disclosures About Market Risk....................................29
         Item 8.  Financial Statements and Supplementary Data....................................................30
         Item 9.  Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure...........................................................................53

PART III ........................................................................................................54
         Item 10.     Directors and Executive Officers of the Registrant.........................................54
         Item 11.     Executive Compensation.....................................................................57
         Item 12.     Security Ownership of Certain Beneficial Owners and Management.............................61
         Item 13.     Certain Relationships and Related Transactions.............................................62

PART IV  ........................................................................................................64
         Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K............................64


                                                         i

SIGNATURES.......................................................................................................66

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE ACT ...............................................................................67

INDEX TO EXHIBITS................................................................................................68



                                                        ii

                               REGAL CINEMAS, INC.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         Regal Cinemas, Inc. ("Regal" or the "Company") is the largest motion picture exhibitor in the United States based upon the number of screens in operation. At December 31, 1998, the Company operated 403 theatres, with an aggregate of 3,573 screens in 30 states. The Company operates primarily multiplex theatres and has an average of 8.9 screens per location, which management believes is among the highest in the industry and which compares favorably to an average of approximately 7.4 screens per location for the five largest North American motion picture exhibitors at May 1, 1998. Since its inception in November 1989, the Company has achieved substantial growth in revenues and in net income before interest expense, income taxes, depreciation and amortization, other income or expense, extraordinary items and non-recurring charges ("EBITDA"). As a result of the Company's focus on enhancing revenues, operating efficiently and strictly controlling costs, the Company has increased its EBITDA margins, achieving what management believes are among the highest EBITDA margins in the motion picture exhibition industry. For the five year period ended December 31, 1998, the Company had compound annual growth rates in revenues and EBITDA of 27.0% and 37.4% respectively, and the Company's EBITDA margins increased from 15.4% to 22.9%.

         The Company develops, acquires and operates multiplex theatres primarily in mid-sized metropolitan markets and suburban growth areas of larger metropolitan markets, predominantly in the eastern and northwestern United States. The Company seeks to locate theatres in markets that it believes are underscreened or served by older theatre facilities. The Company also seeks to locate each theatre where it will be the sole or leading exhibitor within a particular geographic film licensing zone. Management believes that at December 31, 1998, approximately 74% of the Company's screens were located in film licensing zones in which the Company was the sole exhibitor.

         From its inception through December 31, 1998, the Company has grown by acquiring a net of 314 theatres with 2,326 screens, constructing 89 theatres with 1,158 screens and adding 89 screens to existing theatres. This strategy has served to establish and enhance the Company's presence in selected geographic markets. The Company anticipates that its future growth will result largely from the development of new theatres, the addition of new screens to existing theatres and strategic acquisitions of other theatre circuits. At December 31, 1998, the Company had 42 new theatres with 647 screens under construction and 51 new screens under construction at eight existing theatres. In addition, the Company had entered into leases in connection with its plans to develop an additional 52 theatres with 819 screens. The Company has historically achieved substantial returns on invested capital for newly built theatres.

         On August 26, 1998, the Company acquired Act III Cinemas, Inc. ("Act III"), then the ninth largest motion picture exhibitor in the United States based on number of screens in operation (the "Act III Merger"). At the time of the Act III Merger, Act III operated 130 theatres, with an aggregate of 835 screens, strategically located in concentrated areas throughout the Pacific Northwest, Texas and Nevada. The Company has acquired ten other theatre circuits during the last five years, including Cobb Theatres, Georgia State Theatres and Litchfield Theatres. These acquisitions have enabled the Company to become a leading operator in certain of its markets and to improve its market concentration in the eastern and northwestern United States. Through the integration of these acquisitions, the Company has achieved (or, in the case of the recently completed Act III Merger, is beginning to realize) economies of scale by consolidating purchasing, operating and other administrative functions. The Company continues to consider strategic acquisitions of complementary theatres or theatre companies. In addition, the Company may enter into joint ventures, which could serve as a platform for both domestic and international expansion.

RECAPITALIZATION AND FINANCING

         On May 27, 1998, an affiliate of Kohlberg Kravis Roberts & Co. L.P. ("KKR") and an affiliate of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") merged with and into the Company (the "Regal Merger"), with the Company continuing as the surviving corporation. The consummation of the Regal Merger resulted in a recapitalization (the "Recapitalization") of the Company. In the Recapitalization, existing holders of the Company's common stock (the "Common Stock") received cash for their shares of Common Stock, and KKR, Hicks Muse, DLJ Merchant Banking Partners II, L.P. and affiliated funds ("DLJ") and certain members of the Company's management acquired the Company. In addition, in connection with the Recapitalization, the Company canceled options and repurchased warrants held by certain directors, management and employees of the Company (the "Option/Warrant Redemption"). The aggregate purchase price paid to effect the Regal Merger and the Option/Warrant Redemption was approximately $1.2 billion.

         The Regal Merger was financed by an offering (the "Original Note Offering") of $400.0 million aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2008 (the "Original Notes"), initial borrowings of $375.0 million under the Company's current senior credit facility (as amended, the "Senior Credit Facilities") and $776.9 million in proceeds from the investment by KKR, Hicks Muse, DLJ and management in the Company (the "Equity Investment"). The proceeds of the Original Note Offering, the initial borrowing under the Senior Credit Facilities and the Equity Investment (collectively, the "Financing") were used: (i) to fund the cash payments required to effect the Regal Merger and the Option/Warrant Redemption; (ii) to repay and retire the Company's then existing senior credit facilities; (iii) to repurchase all of the Company's then existing senior subordinated notes; and (iv) to pay related fees and expenses. The Financing, the Regal Merger, the Recapitalization and the transactions contemplated thereby, including but not limited to, the application of the proceeds of the Financing, are referred to herein as the "Transactions."

         The Company's Senior Credit Facilities provide for borrowings of up to $1,012.5 million in the aggregate, consisting of $500.0 million under a revolving credit facility (the "Revolving Credit Facility") and $512.5 million, in the aggregate, under three separate term loan facilities. As of December 31, 1998, the Company had approximately $493.5 million available for borrowing under the Senior Credit Facilities.

         On August 26, 1998, in connection with the Act III Merger, the Company amended its Senior Credit Facilities and borrowed $383.3 million thereunder to repay Act III's then existing bank borrowings and two senior subordinated promissory notes, each in the aggregate principal amount of $75.0 million, which were owned by KKR and Hicks Muse. The repayment of Act III's bank borrowings and promissory notes, together with the Act III Merger, are referred to herein as the "Act III Combination."

         On November 10, 1998, the Company issued an additional $200.0 million aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2008 (the "Tack-On Notes") under the same indenture governing the Original Notes. The proceeds of the offering of the Tack-On Notes (the "Tack-On Offering") were used to repay and retire portions of the Senior Credit Facilities. The Original Notes and the Tack-On Notes are collectively referred to herein as the "Regal Notes."

         On December 16, 1998, the Company issued $200.0 million aggregate principal amount of 8 7/8% Senior Subordinated Debentures due 2010 (the "Regal Debentures"). The proceeds of the offering of the Regal Debentures (the "Debenture Offering") were used to repay all of the then outstanding indebtedness under the Revolving Credit Facility and the excess was used for working capital purposes.

BUSINESS STRATEGY

Operating Strategy

         Management believes that the following are the key elements of the Company's operating strategy:

         Multiplex Theatres. Management believes that the Company's multiplex theatres promote increased attendance and maximize operating efficiencies through reduced labor costs and improved utilization of theatre capacity. The Company's multiplex theatres enable it to offer a diverse selection of films, stagger movie starting times, increase management's flexibility in determining the number of weeks that a film will run and the size of the auditorium in which it is shown and more efficiently serve patrons from common concessions and other support facilities. The Company further believes that the development of multiplex theatres allows it to achieve an optimal relationship between the number of screens (generally 14 to 18) and the size of the auditoriums (100 to 500 seats). The Company's multiplex theatres are designed to increase the profitability of the theatres by maximizing the revenue per square foot generated by the facility and reducing the cost per square foot of constructing and operating the theatres.

         Cost Control. The Company's cost control programs have resulted in an increase in its EBITDA margins, which management believes are among the highest in the motion picture exhibition industry. Management's focus on cost control extends from a theatre's initial development to its daily operation. Management believes that it is able to reduce construction and operating costs by designing prototype theatres adaptable to a variety of locations and by actively supervising all aspects of construction. In addition, through the use of detailed management reports, the Company closely monitors labor scheduling, concession yields and other significant operating expenses. A significant component of theatre management's compensation is based on controlling operating expenses at the theatre level.

         Revenue Enhancements. The Company strives to enhance revenue growth through: (i) the addition of specialty cafes within certain theatre lobbies serving non-traditional concessions; (ii) the sale of screen slide and rolling stock advertising time prior to scheduled movies; (iii) the marketing and advertising of certain theatres in its circuit; (iv) the addition of state-of-the-art video arcades; and (v) the rental of theatres to organizations during non-peak hours.

         Patron Satisfaction/Quality Control. The Company emphasizes patron satisfaction by providing convenient locations, comfortable seating, spacious neon-enhanced lobby and concession areas and a wide variety of film selections. The Company's theatre complexes feature clean, modern auditoriums with high quality projection and digital stereo surround-sound systems. As of December 31, 1998, approximately 83% of the Company's theatres were equipped with digital surround-sound systems. The Company is adding stadium seating to certain of its existing theatres and expects that all of its newly constructed theatres will feature stadium seating. The Company believes that all of these features serve to enhance its patrons' movie-going experience and help build patron loyalty. In addition, the Company promotes patron loyalty through specialized marketing programs for its theatres and feature films. To maintain quality and consistency within the Company's theatres, the Company conducts regular inspections of each theatre and operates a "mystery shopper" program.

         Integration of Acquisitions. The Company has acquired 11 theatre circuits during the last five years. Management believes that acquisitions provide the opportunity for the Company to increase revenue growth while realizing operating efficiencies through the integration of operations. In this regard, the Company believes it has achieved (or, in the case of the recently completed Act III Merger, believes it will achieve) cost savings through the consolidation of its purchasing function, the centralization of certain other operating functions and the uniform application of the most successful cost control strategies of the Company and its acquisition targets.

         Centralized Corporate Decision Making/Decentralized Operations. The Company centralizes many of its functions through its corporate office, including film licensing, concessions purchasing and new theatre construction and design. The Company also devotes significant resources to training its theatre managers. These managers are responsible for most aspects of a theatre's day-to-day operations and implement cost controls at the theatre level, including the close monitoring of payroll, concession and advertising expenses.

         Marketing. The Company actively markets its theatres through grand opening promotions, including "VIP" preopening parties, newspaper and radio advertising, television commercials in certain markets and promotional activities, such as live music, spotlights and skydivers, which frequently generate media coverage. The Company also utilizes special marketing programs for specific films and concession items. The Company seeks to develop patron loyalty through a number of marketing programs such as a free summer children's film series, cross-promotion ticket redemptions and promotions within local communities.

         Performance-Based Compensation Packages. The Company maintains an incentive program for its corporate personnel, district managers and theatre managers that links employees' compensation to profitability. The Company believes that its incentive program, which consists of cash bonuses, purchased stock and stock options, aligns the employees' interests with those of the Company's shareholders.

Growth Strategy

         Management believes that the following are the key elements of the Company's growth strategy:

         Develop New Multiplex Theatres in Existing and Target Markets. The Company develops multiplex theatres with generally 14 to 18 screens, in its existing markets, in other mid-sized metropolitan markets and in suburban growth areas of larger metropolitan markets in the United States. Management seeks to locate its theatres in areas that are underscreened or that are served by older theatre facilities. The Company seeks to identify new geographical markets that present opportunities for expansion and growth and, when identified, targets these geographical markets for future development. At December 31, 1998, the Company had 42 new theatres with 647 screens under construction. In addition, the Company has entered into leases in connection with its plans to develop an additional 52 theatres with 819 screens.

         Add New Screens and Upgrade Existing Theatres. To enhance profitability and to maintain competitiveness at existing theatres, the Company continues to add screens and upgrade its existing theatres, including by adding stadium seating to certain existing theatres. The Company believes that by adding screens and upgrading its facilities it can leverage the favorable location of certain of its theatres and thereby improve its operating margins at those theatres. At December 31, 1998, the Company had 51 new screens under construction at eight existing theatre facilities and anticipates that it will add a total of 90 to 100 screens to certain of its existing theatres by the end of 1999. The addition of screens to existing theatres is designed not to disrupt operations at the theatres.

         Acquire Theatres. While management believes that a significant portion of its future growth will come through the development of new theatres, the Company will continue to consider strategic acquisitions of complementary theatres or theatre companies. In addition, the Company may enter into joint ventures, which could serve as a platform for both domestic and international expansion. On August 26, 1998, the Company acquired Act III, then the ninth largest motion picture exhibitor in the United States based on number of screens in operation. The Company currently has no letters of intent or other written agreements for any specific acquisitions or joint ventures.

INDUSTRY OVERVIEW

         The domestic motion picture exhibition industry is currently comprised of approximately 402 exhibitors, 145 of which operate ten or more total screens. Based on the May 1, 1998 listing of exhibitors in the National Association of Theatre Owners 1998-99 Encyclopedia of Exhibition, the five largest exhibitors (based on the number of screens) operated approximately 36% of the total screens in operation, with no one exhibitor operating more than 10% of the total screens. From 1987 through 1997, the number of screens in operation in the United States increased from approximately 23,000 to approximately 32,000, and admissions revenues increased from approximately $4.3 billion to approximately $6.4 billion. The motion picture exhibition industry continues to grow despite the emergence of competing film distribution channels. Since 1991, the industry has experienced significant growth with attendance increasing at a 3.3% compound annual rate. This growth is principally attributed to an increase in the supply of first-run, big budget films, increased investment in advertising and promotion by studios, the investment by leading exhibitors in appealing, modern multiplex theatres to replace aging locations and the moderate price of movies relative to other out-of-home entertainment options.

         In an effort to realize greater operating efficiencies, operators of multi-theatre circuits have emphasized the development of larger multiplex complexes. Typically, multiplexes have six or more screens per theatre, although in some instances multiplexes may have as many as 30 screens in a single theatre. The multi-screen format provides numerous benefits for theatre operators, including allowing facilities (concession stands and restrooms) and operating costs (lease rentals, utilities and personnel) to be spread over a larger base of screens and patrons. Multiplexes have varying seating capacities (typically from 100 to 500 seats) that allow for multiple show times of the same film and a variety of films with differing audience appeal to be shown, and provide the flexibility to shift films to larger or smaller auditoriums depending on their popularity. To limit crowd congestion and maximize the efficiency of floor and concession staff, the starting times of films at multiplexes are staggered. The trend of developing large multiplex theatres in the theatre exhibition industry favors larger, better capitalized companies, creating an environment for new construction and consolidation. Many smaller theatre owners who operate older cinemas without state-of-the-art stadium seating and projection and sound equipment may not have the capital required to maintain or upgrade their circuits. The growth of the number of screens, strong domestic consumer demand and growing foreign theatrical and domestic and foreign ancillary revenue opportunities have led to an increase in the volume of major film releases. The greater number of screens has allowed films to be produced for and marketed to specific audience segments (e.g., horror films for teenagers) without using capacity required for mainstream product.

         The greater number of screens has also prompted distributors to increase promotion of new films. Not only are there more films in the market at any given time, but the multiplex format allows for much larger simultaneous national theatrical release. In prior years, a studio might have released 1,000 prints of a major film, initially releasing the film only in major markets, and gradually releasing it in smaller cities and towns nationwide. Today, studios might release over 4,000 prints of a major film and can open it nationally in one weekend. These national openings have made up-front promotion of films critical to attract audiences and stimulate word-of-mouth advertising.

         Motion pictures are generally made available through various distribution methods at various dates after the theatrical release date. The release dates of motion pictures in these other "distribution windows" begin four to six months after the theatrical release date with video rentals, followed generally by off-air or cable television programming including pay-per-view services, pay television, other basic cable and broadcast network syndicated programming. These distribution windows have given producers the ability to generate a greater portion of a film's revenues through channels other than theatrical release. This increased revenue potential after a film's initial domestic release has enabled major studios and certain independent producers to increase film production and theatrical advertising. The additional non-theatrical revenue has also permitted producers to incur higher individual film production and marketing costs. The total cost of producing and distributing a picture averaged approximately $52.7 million in 1998 compared with approximately $17.5 million in 1986, while the average cost to advertise and promote a picture averaged approximately $22.1 million in 1997 as compared with $5.4 million in 1986. These higher costs have further enhanced the importance of a large theatrical release. Distributors strive for a successful opening run at the theatre to establish a film and substantiate the film's revenue potential both internationally and through other distribution windows. The value of home video and pay cable distribution agreements frequently depends on the success of a film's theatrical release. Furthermore, the studios' revenue-sharing percentage and ability to control who views the product within each of the distribution windows generally declines as one moves farther from the theatrical release window. As theatrical distribution remains the cornerstone of a film's financial success, it is the primary distribution window for the public's evaluation of films and motion picture promotion.

         Management expects that the overall supply of films will continue to increase, although there can be no assurance that any such increase will occur. There has also been an increase in the number of major studios and reissues of films as well as an increased popularity of films made by independent producers. From January 1994 through December 1998, the number of large budget films and the level of marketing support provided by the production companies has increased, as evidenced by the increase in average production costs and average advertising costs per film of approximately 53.6% and 59.3%, respectively.

THEATRE OPERATIONS

         The Company is the largest motion picture exhibitor in the United States based upon the number of screens in operation. The Company develops, acquires and operates primarily multiplex theatres in mid-size metropolitan markets and suburban growth areas of larger metropolitan markets predominately in the eastern and northwestern United States.

         Multiplex theatres enable the Company to offer a wide selection of films attractive to a diverse group of patrons residing within the drawing area of a particular theatre complex. Varied auditorium seating capacities within the same theatre enable the Company to exhibit films on a more cost effective basis for a longer period of time by shifting films to smaller auditoriums to meet changing attendance levels. In addition, operating efficiencies are realized through the economies of having common box office, concession, projection, lobby and rest room facilities, which enable the Company to spread certain costs, such as payroll, advertising and rent, over a higher revenue base. Staggered movie starting times also reduce staffing requirements and lobby congestion and contribute to more desirable parking and traffic flow patterns.

         The Company has designed prototype theatres, adaptable to a variety of locations, which management believes result in construction and operating cost savings. The Company's multiplex theatre complexes, which typically contain auditoriums ranging from 100 to 500 seats each, feature wall-to-wall screens, digital stereo surround-sound, multi-station concessions, computerized ticketing systems, plush stadium seating with cup holders and retractable arm rests, neon-enhanced interiors and exteriors and video game areas adjacent to the theatre lobby.

         The Company's real estate department includes leasing and site selection, construction supervision and property management. By utilizing a network of contingent real estate brokers, the Company is able to service a wide geographic region without incurring incremental staffing costs. The Company also closely monitors the construction of its theatres to ensure that they will open on time and remain on budget. The property management department ensures that ongoing occupancy costs are reviewed for accuracy and compliance with the terms of the lease.

         In addition to leasing and site selection, the Company's central corporate office coordinates film buying, concession purchasing, advertising and financial and accounting activities.

         The Company's theatre operations are under the supervision of its Chief Operating Officer and are divided into four geographic divisions, each of which is headed by a Vice President supervising several district theatre supervisors. The district theatre supervisors are responsible for implementing Company operating policies and supervising the managers of the individual theatres, who are responsible for most of the day-to-day operations of the Company's theatres. The Company seeks theatre managers with experience in the motion picture exhibition industry and requires all new managers to complete a training program at designated training theatres. The program is designed to encompass all phases of theatre operations, including the Company's philosophy, management strategy, policies, procedures and operating standards.

         Management closely monitors the Company's operations and cash flow through daily reports generated from computerized box office terminals located in each theatre. These reports permit the Company to maintain an accurate and immediate count of admissions by film title and show times and provide management with the information necessary to effectively and efficiently manage the Company's theatre operations. Additionally, daily payroll data is input at in-theatre terminals which allows the regular monitoring of payroll expenses. In addition, the Company has a quality assurance program to maintain clean, comfortable and modern facilities. Management believes that operating a theatre circuit consisting primarily of modern multiplex theatres also enhances the Company's ability to license commercially successful films from distributors. To maintain quality and consistency within the Company's theatre circuit, the district managers regularly inspect each theatre and the Company operates a "mystery shopper" program, which involves unannounced visits by unidentified customers who report on the quality of service, film presentation and cleanliness at individual theatres. The Company has an incentive compensation program for theatre level management which rewards managers for controlling theatre level operating expenses while complying with the Company's operating standards.

         In addition to revenues from box office admissions, the Company receives revenues from concession sales and video games located adjacent to the theatre lobby. Concession sales constituted 28.6% of total revenues for fiscal 1998. The Company emphasizes prominent and appealing concession stations designed for rapid and efficient service. Although popcorn, candy and soft drinks remain the best selling concession items, the Company's theatres offer a wide range of concession choices. The Company continually seeks to increase concession sales through optimizing product mix, introducing special promotions from time to time and training employees to cross sell products. In addition to traditional concession stations, select existing theatres and theatres currently under development feature specialty concession cafes serving items such as cappuccino, fruit juices, cookies and muffins, soft pretzels and yogurt. Management negotiates directly with manufacturers for many of its concession items to ensure adequate supplies and to obtain competitive prices.

         The Company relies upon advertisements, including movie schedules published in newspapers, to inform its patrons of film selections and show times. Newspaper advertisements are typically displayed in a single grouping for all of the Company's theatres located in a newspaper's circulation area. Multimedia advertising campaigns for major film releases are organized and financed primarily by the film distributors.

         The Company actively markets its theatres through grand opening promotions, including "VIP" preopening parties, newspaper and radio advertising, television commercials in certain markets and promotional activities such as live music, spotlights and skydivers, which frequently generate media coverage. The Company also utilizes special marketing programs for specific films and concession items.

The Company seeks to develop patron loyalty through a number of marketing programs such as free summer children's film series, cross-promotion ticket redemptions and promotions within local communities.

         As of December 31, 1998, the Company operated 36 theatres with an aggregate of 222 screens, which exhibit second-run movies and charge lower admission prices (typically $1.00 to $2.00). These movies are the same high quality features shown at all of the Company's theatres. The terminology second-run is an industry term for the showing of movies after the film has been shown for varying periods of time at other theatres. The Company believes that the increased attendance resulting from lower admission prices and the lower film rental costs of second-run movies compensate for the lower admission prices and slightly higher operating costs as a percentage of admission revenues at the Company's discount theatres. The design, construction and equipment in the Company's discount theatres are of the same high quality as its first-run theatres. The Company's discount theatres generate theatre level cash flows similar to the Company's first-run theatres.

SEASONALITY

         The Company's revenues are usually seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, the most marketable motion pictures are released during the summer and the Thanksgiving through year-end holiday season. The unexpected emergence of a hit film during other periods can alter the traditional trend. The timing of movie releases can have a significant effect on the Company's results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter. The seasonality of motion picture exhibition, however, has become less pronounced in recent years as studios have begun to release major motion pictures somewhat more evenly throughout the year.

FILM LICENSING

         The Company licenses films from distributors on a film-by-film and theatre-by-theatre basis. The Company negotiates directly with film distributors. Prior to negotiating for a film license, the Company evaluates the prospects for upcoming films. Criteria considered for each film include cast, director, plot, performance of similar films, estimated film rental costs and expected Motion Picture Association of America rating. Successful licensing depends greatly upon the exhibitor's knowledge of trends and historical film preferences of the residents in markets served by each theatre, as well as on the availability of commercially successful motion pictures.

         Films are licensed from film distributors owned by major film production companies and from independent film distributors that generally distribute films for smaller production companies. Film distributors typically establish geographic film licensing zones and allocate each available film to one theatre within that zone. Film zones generally encompass a radius of three to five miles in metropolitan and suburban markets, depending primarily upon population density. As of December 31, 1998, the Company believes that approximately 74% of its screens were located in film licensing zones in which such theatres were the sole exhibitors, permitting the Company to exhibit many of the most commercially successful films in these zones.

         In film zones where the Company is the sole exhibitor, the Company obtains film licenses by selecting a film from among those offered and negotiating directly with the distributor. In film zones where there is competition, a distributor will either require the exhibitors in the zone to bid for a film or will allocate its films among the exhibitors in the zone. When films are licensed under the allocation process, a distributor will select an exhibitor, who then negotiates film rental terms directly with the distributor. Over the past several years, distributors have generally used the allocation rather than bidding process to license their films. When films are licensed through a bidding process, exhibitors compete for licenses based upon economic terms. The Company currently does not bid for films in any of its markets, although it may be required to do so in the future. Although the Company predominantly licenses first-run films, if a film has substantial remaining potential following its first-run, the Company may license it for a second-run. Film distributors establish second-run availability on a national or market-by-market basis after the release from first-run theatres.

         Film licenses entered into in either a negotiated or bidding process typically specify rental fees based on the higher of a gross receipts formula or a theatre admissions revenue formula. Under a gross receipts formula, the distributor receives a specified percentage of box office receipts, with the percentage declining over the term of the film run. First-run film rental fees may begin at up to 70% of admission revenues and gradually decline to as low as 30% over a period of four weeks or more. Second-run film rental fees typically begin at 35% of admission revenues and often decline to 30% after the first week. Under a theatre admissions revenue formula, the distributor receives a specified percentage of the excess of admission revenues over a negotiated allowance for theatre expenses. In addition, the Company is occasionally required to pay non-refundable guarantees of film rental fees or to make refundable advance payments of film rental fees or both in order to obtain a license for a film. Rental fees actually paid by the Company generally are adjusted subsequent to the exhibition of a film in a process known as settlement. The commercial success of a film relative to original distributor expectations is the primary factor taken into account in the settlement process; secondarily, the past performance of other films in a specific theatre is a factor. To date, the settlement process has not resulted in material adjustments in the film rental fees accrued by the Company.

         The Company's business is dependent upon the availability of marketable motion pictures, its relationships with distributors and its ability to obtain commercially successful films. Many distributors provide quality first-run movies to the motion picture exhibition industry; however, according to industry reports, eight distributors accounted for approximately 94% of industry admission revenues during 1997, and 46 of the top 50 grossing films. No single distributor dominates the market. Disruption in the production of motion pictures by the major studios and/or independent producers, the lack of commercial success of motion pictures or the Company's inability to otherwise obtain motion pictures for exhibition would have a material adverse effect upon the Company's business. The Company licenses films from each of the major distributors and believes that its relationships with distributors are good. From year to year, the revenues attributable to individual distributors will vary widely depending upon the number and quality of films each distributes. The Company believes that in 1998 no single distributor accounted for more than 21% of the films licensed by the Company, or films producing more than 21% of the Company's admission revenues.

COMPLEMENTARY CONCEPTS

         IMAX(R) 3-D Theatres. The Company has signed an agreement to include IMAX(R) 3-D theatres in ten new multiplex theatre projects over the next five years, the first of which opened in Chicago in November 1998. Management believes that the Company's theatres with IMAX(R) 3-D, which will contain highly automated projection systems and specialized sound systems, will draw higher traffic levels than theatres without them, allow the Company to attract patrons during non-peak hours and expand its customer base in certain markets.

         FunScapes(TM). To complement the Company's theatre development, the Company operates its FunScapes(TM) entertainment complexes in certain locations which are designed to increase both the drawing radius for patrons and patron spending by offering a wider array of entertainment options at a single destination. As of December 31, 1998, the Company operated FunScapes(TM) in Chesapeake, Virginia; Rochester, New York; Syracuse, New York; Brandywine, Delaware; Fort Lauderdale, Florida; Nashville, Tennessee and Knoxville, Tennessee. The Company currently has one FunScapes(TM) under construction and has no plans to develop additional FunScapes(TM). The $6.0 million to $10.0 million estimated cost of construction of an entertainment center is comparable to the cost of constructing the adjacent theatre complex. Each complex includes a nine to 16 screen theatre and a 50,000 to 70,000 square foot family entertainment center, which generally features a 36-hole, tropical-themed miniature golf course, a children's soft play and exercise area, laser tag, video batting cages, a video golf course, virtual reality games, a high-tech video arcade and party rooms. A food court connects the theatres to the entertainment center and features nationally recognized brand name pizza, taco, sandwich and dessert restaurants. Each theatre and entertainment center totals approximately 95,000 to 140,000 square feet and management believes the facility is a comprehensive entertainment destination.

         The Company is currently exploring its strategic alternatives with respect to all of its FunScapes(TM) locations, other than the one in Knoxville, Tennessee, and currently expects that these locations will be sold during the next fiscal year. Otherwise, the Company intends to pursue other alternatives including, but not limited to, subleasing these locations. In the fourth quarter of 1998, management recorded an impairment charge of $36.9 million ($22.5 million after tax) with respect to those FunScapes(TM) locations.


COMPETITION

         The motion picture exhibition industry is fragmented and highly competitive, particularly in film licensing, attracting patrons and finding new theatre sites. Theatres operated by national and regional circuits and by smaller independent exhibitors compete with the Company's theatres. Many of the Company's competitors have been in existence longer than the Company has and may be better established in some of its existing and future markets. The Company believes that the principal competitive factors in the motion picture exhibition industry include: licensing terms; the seating capacity, location and reputation of an exhibitor's theatres; the quality of projection and sound equipment at the theatres; and the exhibitor's ability and willingness to promote the films.

         In those areas where real estate is readily available, there are few barriers preventing competing companies from opening theatres near one of the Company's existing theatres, which may have a material adverse effect on the Company's theatre. In addition, competitors have built or are planning to build theatres in certain areas in which the Company operates, which may result in excess capacity in such areas and adversely affect attendance and pricing at the Company's theatres in such areas.

         In addition, alternative motion picture exhibition delivery systems, including cable television, video disks and cassettes, satellite and pay-per-view services, exist for the exhibition of filmed entertainment in periods subsequent to the theatrical release. The expansion of such delivery systems (such as video on demand) could have a material adverse effect upon the Company's business and results of operations. The Company also competes for the public's leisure time and disposable income with all forms of entertainment, including sporting events, concerts, live theatre and restaurants.

MANAGEMENT INFORMATION SYSTEMS

         The Company has a significant commitment to its management information systems, some of which have been developed internally. The point of sale terminals within each theatre provide comprehensive information to the corporate office each morning. These daily management reports address all aspects of theatre operations, including concession sales, fraud detection and film booking. Payroll information is gathered daily from theatres through the use of automated time keeping systems, enabling a daily comparison of actual to budgeted labor for each theatre. The Company's systems allow it to properly schedule and manage its hourly workforce. A corporate help desk is also available to monitor and resolve any processing problems that might arise in the theatres.

EMPLOYEES

         As of December 31, 1998, the Company employed 12,000 persons, of which 1,551 were full-time and 10,449 were part-time employees. Of the Company's employees, 334 were corporate personnel, 1,815 were theatre management personnel and the remainder were hourly theatre personnel. Film projectionists at nine of the Company's theatres in the Seattle, Washington; Las Vegas, Nevada; Nashville, Tennessee; and Cleveland and Youngstown, Ohio markets are represented by the International Alliance of Theatrical Stage Employees and Moving Picture Machine Operators of the United States and Canada ("IATSE"). Certain other employees of the Company in the State of Washington are also represented by the IATSE. The Company's collective bargaining agreements with the IATSE expire over various periods through March 2000. The Company's expansion into new markets may increase the number of employees represented by unions. The Company considers its employee relations to be good.

REGULATION

         The distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. The Company has never been a party to any of such cases, but the manner in which it can license films is subject to consent decrees resulting from these cases. Consent decrees bind certain major film distributors and require the films of such distributors to be offered and licensed to exhibitors, including the Company, on a theatre-by-theatre basis. Consequently, exhibitors cannot assure themselves of a supply of films by entering into long-term arrangements with major distributors, but must negotiate for licenses on a film-by-film and theatre-by-theatre basis.

         The Company's theatres must comply with Title III of the Americans with Disabilities Act of 1990 (the "ADA") to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. Compliance with the ADA requires that public accommodations "reasonably accommodate" individuals with disabilities and that new construction or alterations made to "commercial facilities" conform to accessibility guidelines unless "structurally impracticable" for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, an award of damages to private litigants and additional capital expenditures to remedy such noncompliance. The Company believes that it is in substantial compliance with all current applicable regulations relating to accommodations for the disabled. The Company intends to comply with future regulations in this regard, and the Company does not currently anticipate that compliance will require the Company to expend substantial funds.

         The Company's theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship, health and sanitation requirements and licensing. At December 31, 1998, approximately 38.7% of the Company's employees were paid at the federal minimum wage and, accordingly, the minimum wage largely determines the Company's labor costs for those employees.

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

We Depend on Motion Picture Production and Performance and on Our Relationship with Film Distributors

         The Company's ability to operate successfully depends upon a number of factors, the most important of which are the availability and appeal of motion pictures, our ability to license motion pictures and the performance of such motion pictures in our markets. We mostly license first-run motion pictures. Poor performance of, or disruption in the production of or our access to, these motion pictures could hurt our business and results of operations. Because film distributors usually release films that they anticipate will be the most successful during the summer and holiday seasons, poor performance of these films or disruption in the release of films during such periods could hurt our results for those particular periods or for any fiscal year.

         Our business also depends on maintaining good relations with the major film distributors that license films to our theatres. A deterioration in our relationship with any of the nine major film distributors could affect our ability to get commercially successful films and, therefore, could hurt our business and results of operations. See "Business - Film Licensing."

         In addition, in times of recession, attendance levels experienced by motion picture exhibitors may be adversely effected. For example, revenues declined for the industry in 1990 and 1991.

We Have Significant Expansion Plans

         The Company's growth strategy involves constructing new multiplex theatres and adding new screens to certain of our existing theatres. We seek to locate our theatres in markets that we believe are underscreened or that are served by older theatre facilities. At December 31, 1998, we had 42 new theatres with 647 screens under construction and 51 new screens under construction at eight existing theatres. We intend to develop approximately 700 to 800 screens during 1999. During 1999, we expect to spend approximately $375.0 million in connection with new theatre construction or renovations to existing theatres. We expect to get this money from cash generated from operations, asset sale proceeds and borrowings under our Senior Credit Facilities. There is no guarantee, however, that we will generate enough cash flow from operations or proceeds from asset sales or that our future borrowing capacity under our Senior Credit Facilities will be enough to cover our anticipated spending. In addition, we intend to continue our expansion plans over the next several years. Any future theatre development may require financing in addition to cash generated from operations, asset sale proceeds and borrowings under the Senior Credit Facilities. There is no guarantee that such additional financing will be available on reasonable terms, or at all.

         Our ability to open theatres and complete screen expansions on a timely and profitable basis is subject to many factors, some of which are beyond our control. There is significant competition in the United States for site locations from both theatre companies and other businesses. There is no guarantee that we will be able to acquire attractive theatre sites, negotiate acceptable lease terms and build theatres and complete screen expansions on a timely and cost-effective basis. There is also no guarantee that we will be able to hire, train and retain skilled managers and personnel. Finally, there can be no assurance that we will achieve our planned expansion or that our new theatres will achieve targeted levels of profitability.

There Are Risks Associated with Our Acquisitions

         Our growth strategy may also involve us acquiring additional theatres and/or theatre companies. There is substantial competition for attractive acquisition candidates. There is no guarantee that we will be able to successfully acquire quality theatres or theatre companies or be able to integrate their operations into ours. There is also no guarantee that future acquisitions will not affect our operating results, particularly right after an acquisition while we are in the process of integrating operations. Moreover, our strategy involves increasing net revenue while reducing operating expenses. Although we believe that this plan is reasonable, there is no guarantee that we will be able to carry out our plans without delay or that our plan will result in the increased profitability, cost savings or other benefits we expected. In addition, the integration of acquired companies requires substantial attention from our senior management, which may limit the amount of time available to be devoted to our day-to-day operations or to our growth strategy. Finally, expansion of our theatre circuit can be risky if we do not effectively manage such growth and if we have to incur additional debt in connection with such acquisitions.

We Operate in a Competitive Environment

         The motion picture exhibition industry is very competitive. Theatres operated by national and regional circuits and by smaller independent exhibitors compete with our theatres. Many of our competitors have been around longer than we have and may be better established in some of our existing and future markets.

         We believe that the principal competitive factors in our industry are: licensing terms, the seating capacity, location and reputation of an exhibitor's theatres; the quality of projection and sound equipment at the theatres; and the exhibitor's ability and willingness to promote the films. Failure to compete well in any of these categories could hurt our business and results of operations.

         In areas where real estate is readily available, competing companies are able to open theatres near one of ours, which may affect our theatre. Competitors have also built or are planning to build theatres in certain areas in which we operate, which may result in excess capacity in such areas and hurt attendance and pricing at our theatres in such areas. Filmgoers are generally not brand conscious and usually choose a theatre based on the films showing there.

         In addition, there are many other ways to view movies once the movies leave the theatre, including cable television, video disks and cassettes, satellite and pay-per-view services. Creating new ways to watch movies (such as video on demand) could hurt our business and results of operations. We also compete for the public's leisure time and disposable income with all forms of entertainment, including sporting events, concerts, live theatre and restaurants. See "Business - Competition."

We Depend on Our Senior Management

         Our success depends upon the continued contributions of our senior management, including Michael L. Campbell, our Chairman, President and Chief Executive Officer. We currently have employment contracts with Mr. Campbell and our Chief Operating Officer, but we only maintain key-man life insurance for Mr. Campbell. If we lost the services of Mr. Campbell it could hurt our business and development. See "Item 11. Executive Compensation-Employment Agreements."

Our Quarterly Results of Operations Fluctuate

         Our revenues are usually seasonal because of the way the major film distributors release films. Generally, the most marketable movies are released during the summer and the Thanksgiving through year-end holiday season. An unexpected hit film during other periods can alter the traditional trend. The timing of movie releases can have a significant effect on our results of operations, and our results one quarter are not necessarily the same as results for the next quarter. The seasonality of our business, however, has lessened as studios have begun to release major motion pictures somewhat more evenly throughout the year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We Have Substantial Indebtedness, Lease Commitments and Leverage

         We have a large amount of debt. As of December 31, 1998, we had approximately $1.34 billion of indebtedness outstanding, with approximately $493.5 million available for future borrowings under our Senior Credit Facilities. In addition, we may incur more debt in the future, for things such as funding future construction and acquisitions as part of our growth strategy.

         Our high degree of leverage could have negative consequences for us, including, but not limited to, the following: (i) we will have to repay our debt, which would reduce funds available for operations and future business opportunities and increase our vulnerability to bad general economic and industry conditions and competition; (ii) our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes, may be limited; (iii) our leveraged position and the provisions in our indentures and Senior Credit Facilities could limit our ability to compete, as well as our ability to expand, including through acquisitions, and to make capital improvements; and (iv) our ability to refinance our debt in order to pay it when it matures or upon a change of control may be adversely affected. In addition, some of the debt under our Senior Credit Facilities bears interest at floating rates which makes our operating results sensitive to fluctuations in interest rates. There can be no guarantee that our future cash flow will be sufficient to meet our obligations and commitments, and any such insufficiency could hurt our business.

         For the twelve month period ended December 31, 1998, our interest expense was approximately $59.3 million, which would increase to $115.0 million on a pro forma basis for such period assuming that the Transactions, the Act III Combination, the Tack-On Offering and the Debenture Offering occurred at the beginning of fiscal 1998. For 1998, the amount we paid under our non-cancelable operating leases was $82.0 million, which would increase to $94.9 million on a pro forma basis for such period assuming that the Transactions, the Act III Combination, the Tack-On Offering and the Debenture Offering occurred at the beginning of fiscal 1998. The Company has also entered into certain lease agreements for the operation of theatres not yet constructed. As of December 31, 1998, the total future minimum rental payments under the terms of these leases approximates $1.9 billion to be paid over 15 to 20 years.

There Is No Guarantee We Will Be Able to Service Our Debt

         Our ability to make scheduled payments on our debt, or to refinance our debt depends on our performance, which may be subject to economic, financial, competitive and other factors beyond our control. Based upon our current operations and anticipated growth, we believe that future cash flow from operations, together with the available borrowings under our Senior Credit Facilities, will be adequate to meet our anticipated needs for capital expenditures, interest payments and scheduled principal payments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." There can be no guarantee, however, that our business will continue to generate sufficient cash flow from operations in the future to service our debt and make necessary capital expenditures. If this should occur, we may be required to refinance all or a portion of our debt, to sell assets or to obtain additional financing. There can be no guarantee that any such refinancing would be possible, that any assets could be sold (or, if sold, of the timing of such sales and the amount of proceeds realized therefrom) or that additional financing could be obtained on acceptable terms, if at all.

We Are Subject to Restrictive Debt Covenants

         Our indentures and our Senior Credit Facilities contain certain covenants that restrict, among other things, our ability to incur additional debt, pay dividends or make certain types of payments, enter into certain transactions with affiliates, merge or consolidate with any other person or sell all or substantially all of our assets. In addition, the Senior Credit Facilities contain other limitations including restrictions on us prepaying debt, and also require us to maintain specified financial ratios. Our ability to comply with these financial ratios can be affected by events beyond our control and there can be no guarantee that we will meet those tests. A breach of any of these provisions could result in a default under the Senior Credit Facilities, which would allow the lenders to declare all amounts outstanding thereunder immediately due and payable. If we were unable to pay those amounts, the lenders could proceed against the collateral securing that debt. If the amounts outstanding under the Senior Credit Facilities were accelerated, there can be no guarantee that the assets of the Company would be sufficient to repay the amount in full.

Hicks Muse and KKR Effectively Control the Company

         Each of Hicks Muse and KKR currently owns approximately 46.3% of the Company. Therefore, if they vote together, Hicks Muse and KKR have the power to elect a majority of the directors of the Company and exercise control over our business, policies and affairs. We have a stockholders agreement with KKR and Hicks Muse, which requires us to obtain the approval of the board designees of each of Hicks Muse and KKR before the Board of Directors may take any action. The stockholders agreement, however, does not contain any "deadlock" resolution mechanisms.

ITEM 2.  PROPERTIES

         As of December 31, 1998, the Company operated 256 of its 403 theatres pursuant to lease agreements, owned the land and buildings for 100 theatres and operated 47 locations pursuant to ground leases. Of the 403 theatres operated by the Company as of December 31, 1998, 314 were acquired as existing theatres and 89 have been developed by the Company.

         The majority of the Company's leased theatres are subject to lease agreements with original terms of 20 years or more and, in most cases, renewal options for up to an additional ten years. These leases provide for minimum annual rentals and the renewal options generally provide for increased rent. Under certain conditions, further rental payments may be based on a percentage of revenues above specified amounts. A significant majority of the leases are net leases, which require the Company to pay the cost of insurance, taxes and a portion of the lessor's operating costs.

         The Company's corporate office is located in approximately 70,000 square feet of space in Knoxville, Tennessee, which the Company acquired in 1994. The Company believes that these facilities are adequate for its operations.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time the Company is involved in routine litigation and proceedings in the ordinary course of business. The Company does not have any litigation that management believes is likely to have a material adverse effect upon the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         No matters were submitted to a vote of the shareholders during the fourth quarter ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS.

         There is no established public trading market for the Company's Common Stock. At March 30, 1999, there were approximately 141 holders of record of the Company's Common Stock.

         The Company has not declared or paid a cash dividend on its Common Stock. It is the present policy of the Board of Directors to retain all earnings to support operations and to finance expansion. The Company is restricted from the payment of cash dividends under its Senior Credit Facilities and the indentures governing its senior subordinated debt.

ITEM 6.  SELECTED FINANCIAL DATA

The selected historical consolidated financial data set forth below were derived from the consolidated financial statements of the Company. The selected historical consolidated financial data of the Company as of and for the year ended December 31, 1998 were derived from the consolidated financial statements and the notes thereto of the Company, which have been audited by Deloitte & Touche LLP, independent auditors, whose report has been included herein. The selected historical consolidated financial data of the Company as of and for the years ended December 29, 1994, December 28, 1995, January 2, 1997 and January 1, 1998 were derived from the consolidated financial statements and the notes thereto of the Company, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The consolidated balance sheets at January 2, 1997 and January 1, 1998 and the related consolidated statements of income, changes in shareholders' equity and of cash flows for the three years ended January 1, 1998 and notes thereto appear elsewhere herein. The PricewaterhouseCoopers LLP report on the fiscal year 1995 and 1996 financial statements is based in part on the report of other independent auditors. The report of other independent auditors with respect to the fiscal year 1996 financial statements appears elsewhere herein. The selected historical consolidated financial data set forth below should be read in conjunction with, and are qualified in their entirety by "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and notes thereto included elsewhere herein.

                                                                                          FISCAL YEAR ENDED
                                                                -------------------------------------------------------------------
                                                                DECEMBER 29,  DECEMBER 28,   JANUARY 2,    JANUARY 1,   DECEMBER 31,
                                                                    1994         1995          1997          1998           1998
                                                                -----------   -----------   -----------   -----------   -----------
                                                                           (IN MILLIONS, EXCEPT FOR PERCENTAGES, RATIOS AND
                                                                                              OPERATING DATA)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
    Revenue:
      Admissions                                                $     185.2   $     213.4   $     266.0   $     325.1   $     462.8
      Concessions                                                      74.7          87.3         110.2         137.2         202.4
      Other operating revenues                                          5.1           8.3          14.9          21.3          41.8
                                                                -----------   -----------   -----------   -----------   -----------
           Total revenues                                             265.0         309.0         391.1         483.6         707.0

  Operating expenses:
    Film rental and advertising costs                                 101.0         115.4         145.2         178.2         251.3
    Cost of concessions and other                                       9.9          11.4          17.1          21.1          31.7
    Theatre operating expenses                                         92.9         105.7         127.7         156.5         241.7
    General and administrative expenses                                14.1          14.8          16.6          16.6          20.4
                                                                -----------   -----------   -----------   -----------   -----------
           Total costs and expenses                                   217.9         247.3         306.6         372.4         545.1
                                                                -----------   -----------   -----------   -----------   -----------
           Sub-total                                                   47.1          61.7          84.5         111.2         161.9
    Depreciation and amortization                                      13.6          19.4          24.7          30.5          52.4
    Merger expenses                                                     5.1           1.2           1.6           7.8          --
    Recapitalization expenses                                          --            --            --            --            65.7
    Loss on impairment of assets (1)                                   --            --            --             5.0          67.9
                                                                -----------   -----------   -----------   -----------   -----------
  Operating income (loss)                                              28.4          41.1          58.2          67.9         (24.1)
  Other (income) expense:
    Interest expense                                                    7.2          10.3          12.8          14.0          59.3
    Interest income                                                    --            --            (0.6)         (0.8)         (1.5)
    Other                                                              --             0.7          (0.7)          0.4           1.9
                                                                -----------   -----------   -----------   -----------   -----------
  Income (loss) before income taxes and extraordinary item             21.2          30.1          46.7          54.3         (83.8)
  (Provision for) benefit from income taxes                            (8.5)        (12.2)        (20.8)        (19.1)         22.2
                                                                -----------   -----------   -----------   -----------   -----------
  Income (loss) before extraordinary item                              12.7          17.9          25.9          35.2         (61.7)
  Extraordinary item:
    Loss on extinguishment of debt, net of applicable taxes             1.8           0.4           0.8          10.0          11.9
                                                                -----------   -----------   -----------   -----------   -----------

  Net income (loss)                                             $      10.9   $      17.5   $      25.1   $      25.2   $     (73.6)
                                                                ===========   ===========   ===========   ===========   ===========

OPERATING AND OTHER FINANCIAL DATA(4):
  Cash flow provided by operating activities                    $      36.5   $      40.0   $      67.5   $      64.0   $      44.2
  Cash flow used in investing activities                        $     106.4   $     112.6   $     131.1   $     202.3   $     295.4
  Cash flow provided by financing activities                    $      63.5   $      69.8   $      72.2   $     139.6   $     253.4
  EBITDA (2)                                                    $      47.1   $      61.7   $      84.5   $     111.2   $     161.9
  EBITDAR (2)                                                   $      79.6   $      96.2   $     125.9   $     164.9   $     242.8
  EBITDA margin (3)                                                  17.8 %        20.0 %        21.7 %        23.2 %        22.9 %
  EBITDAR margin (3)                                                 30.0 %        31.1 %        32.4 %        34.4 %        34.3 %

  Theatre locations                                                     195           206           223           256           403
  Screens                                                             1,397         1,616         1,899         2,306         3,573
  Average screens per location                                          7.2           7.8           8.5           9.0           8.9
  Attendance (in thousands)                                          49,690        55,091        65,530        76,331       102,702
  Average ticket price                                          $      3.73   $      3.87   $      4.06   $      4.26   $      4.51
  Average concessions per patron                                $      1.50   $      1.58   $      1.68   $      1.80   $      1.97
BALANCE SHEET DATA:
  Cash and cash equivalents                                     $       9.9   $       7.0   $      17.1   $      18.4   $      20.6
  Total assets                                                  $     252.6   $     349.0   $     488.8   $     660.6   $   1,662.0
  Long-term obligations (including current maturities)          $     117.5   $     188.5   $     144.6   $     288.6   $   1,341.1
  Shareholders' equity                                          $      88.1   $     109.0   $     279.3   $     306.6   $     202.5

(1) Reflects non-cash charges for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, which the Company adopted in 1995.

(2) EBITDA represents net income before interest expense, income taxes, depreciation and amortization, other income or expense, extraordinary items and non-recurring charges. EBITDAR represents EBITDA before rent expense. While EBITDA and EBITDAR are not intended to represent cash flow from operations as defined by GAAP and should not be considered as indicators of operating performance or alternatives to cash flow (as measured by GAAP) as a measure of liquidity, they are included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure, rental and working capital requirements.

(3)  Defined as EBITDA and EBITDAR as a percentage of total revenue.

(4) Operating theatres and screens represent the number of theatres and screens operated at the end of the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following analysis of the financial condition and results of operations of Regal should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein. Regal consummated the acquisitions of Georgia State Theatres, Inc. ("GST") and Cobb Theatres, L.L.C. and entities through which Cobb Theatres, L.L.C. and Tricob Partnership, an entity controlled by Cobb Theatres, L.L.C. members, conducted their business (collectively, "Cobb Theatres"), on May 30, 1996 and July 31, 1997, respectively. These two acquisitions have been accounted for as poolings of interests. On August 26, 1998, the Company consummated the acquisition of Act III, which has been accounted for under the purchase method.

BACKGROUND OF REGAL

         Regal has achieved significant growth in theatres and screens since its formation in November 1989. From its inception through December 31, 1998, Regal has acquired 314 theatres with 2,326 screens, developed 89 new theatres with 1,158 screens and added 89 new screens to existing theatres. Theatres developed by the Company typically generate positive theatre level cash flow within the first six months following commencement of operation and reach a mature level of attendance within one to three years following commencement of operation. Theatre closings have had no significant effect on the operations of Regal.

RESULTS OF OPERATIONS

         The Company's revenues are generated primarily from admissions and concession sales. Additional revenues are generated by electronic video games located adjacent to the lobbies of certain of the Company's theatres and by on-screen advertisements, rebates from concession vendors and revenues from the Company's eight entertainment centers which are adjacent to theatre complexes. Direct theatre costs consist of film rental and advertising costs, costs of concessions and theatre operating expenses. Film rental costs are related to the popularity of a film and the length of time since the film's release and generally decline as a percentage of admission revenues the longer a film has been released. Because certain concession items, such as fountain drinks and popcorn, are purchased in bulk and not pre-packaged for individual servings, the Company is able to improve its margins by negotiating volume discounts. Theatre operating expenses consist primarily of theatre labor and occupancy costs. At December 31, 1998, approximately 38.7% of the Company's employees were paid at the federal minimum wage and, accordingly, the minimum wage largely determines the Company's labor costs for those employees. Future increases in minimum wage requirements or legislation requiring additional employer funding of health care, among other things, may increase theatre operating expenses as a percentage of total revenues.

         The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items reflected in the Company's consolidated statements of operations.

                                                               -----------------------------------------------------
                                                                 January 2,        January 1,       December 31,
                                                                    1997              1998              1998
                                                               ---------------   --------------   ------------------
Revenues:
   Admissions..............................................        68.0%            67.2%               65.5%
   Concessions.............................................        28.2             28.4                28.6
   Other operating revenue.................................         3.8              4.4                 5.9
                                                               ---------------   --------------   -----------------
   Total revenues..........................................       100.0            100.0               100.0
Operating expenses:
   Film rental and advertising costs.......................        37.1             36.8                35.5
   Cost of concessions and other...........................         4.4              4.4                 4.5
   Theatre operating expenses..............................        32.7             32.4                34.2
   General and administrative..............................         4.2              3.4                 2.9
   Depreciation and amortization...........................         6.3              6.3                 7.4
   Merger expenses.........................................         0.4              1.6                --
   Recapitalization expense................................        --               --                   9.3
   Loss on impairment of assets............................        --                1.0                 9.6
                                                               ---------------   --------------   -----------------
     Total operating expenses..............................        85.1             85.9               103.4
Other income (expense):
   Interest expense........................................        (3.3)            (2.9)               (8.4)
   Interest income.........................................         0.2              0.2                 0.2
   Other...................................................         0.2             (0.1)               (0.3)
                                                               ---------------   --------------   -----------------
   Income (loss) before taxes and extraordinary item.......        12.0             11.3               (11.9)
Provision for income taxes.................................         5.4              4.0                 3.1
                                                               ---------------   --------------   -----------------
   Income (loss) before extraordinary item.................         6.6              7.3                (8.8)
Extraordinary item:
   Loss on extinguishment of debt..........................        (0.2)            (2.1)               (1.6)
                                                               ---------------   --------------   -----------------
Net income (loss)..........................................         6.4%             5.2%              (10.4)%
                                                               ===============   ==============   =================


LOSS ON IMPAIRMENT OF ASSETS

   Generally, the most marketable motion pictures are released during the summer and the Thanksgiving through year-end holiday season. However, during the fourth quarter of fiscal 1998, the financial results of certain theatre locations were significantly less than expected due primarily to lower than expected theatre attendance during the fourth quarter. The Company believes the decline in the fourth quarter attendance at these theatres was principally due to heightened competition from newer multiplexes operating in proximity to these theatres. As a result, the Company revised its estimates of future cash flows from its theatres and determined that certain locations had become impaired. Therefore, the Company adjusted the carrying value of long-lived assets, including goodwill, to their estimated fair market value based on discounted cash flows and recognized an impairment loss of $31 million ($18.9 million after tax) on these locations. Additionally, the Company determined that the carrying value of seven of the FunScapes(TM) locations was impaired based on estimates of future cash flows. An additional impairment charge of $36.9 million ($22.5 million after tax) relative to the carrying value of fixed assets at these locations was recorded based on the estimated selling price less selling costs. The Company intends to sell these FunScapes(TM) locations during the next fiscal year.

FISCAL YEARS ENDED DECEMBER 31, 1998 AND JANUARY 1, 1998

         Total Revenues. Total revenues increased in 1998 by 46.2% to $707.0 million from $483.6 million in 1997. This increase was due to a 35% increase in attendance attributable primarily to the net addition of 1,267 screens in 1998. Of the $223.4 million increase for 1998, $70.3 million was attributed to theatres previously operated by the Company, $93.6 million was attributed to theatres acquired by the Company during 1998, and $59.5 million was attributed to new theatres constructed by the Company during 1998. Average ticket prices increased 5.9% during the period, reflecting an increase in ticket prices and a greater proportion of larger market theatres in 1998 than in the same period in 1997. Average concession sales per customer increased 9.4% for the period, reflecting both an increase in consumption and, to a lesser extent, an increase in concession prices.

         Direct Theatre Costs. Direct theatre costs in 1998 increased by 47.5% to $524.7 million from $355.8 million in 1997. Direct theatre costs as a percentage of total revenues increased to 74.2% in 1998 from 73.6% in 1997. The increase of direct theatre costs as a percentage of total revenues was primarily attributable to higher theatre operating expense as a percentage of total revenues.

         General and Administrative Expenses. General and administrative expenses increased in 1998 by 22.6% to $20.4 million from $16.6 million in 1997, representing administrative costs associated with the 1998 theatre openings and projects under construction. As a percentage of total revenues, general and administrative expenses decreased to 2.9% in 1998 from 3.4% in 1997.

         Depreciation and Amortization. Depreciation and amortization expense increased in 1998 by 71.6% to $52.4 million from $30.5 million in 1997. This increase was primarily the result of theatre property additions associated with the Company's expansion efforts.

         Operating Income (Loss). Operating income (loss) for 1998 decreased by 135.5% to $(24.1) million, or (3.4)% of total revenues, from $67.9 million, or 14.0% of total revenues, in 1997. Before the $133.6 million and $12.7 million of nonrecurring expenses for 1998 and 1997, respectively, operating income was 15.5% and 16.7% of total revenues for 1998 and 1997, respectively.

         Interest Expense. Interest expense increased in 1998 by 324.8% to $59.3 million from $14.0 million in 1997. The increase was primarily due to higher average borrowings outstanding.

         Income Taxes. The provision for income taxes decreased in 1998 by 215.9% to $(22.2) million from $19.1 million in 1997. The effective tax rate was 26.4% in 1998 as compared to 35.2% in 1997 due primarily to certain merger and recapitalization expenses which were not deductible for tax purposes.

         Net Income (Loss). Net income (loss) in 1998 decreased by 392.1% to $(73.5) million from $25.2 million in 1997. Before nonrecurring merger expenses and extraordinary items, net income was $29.6 million and $41.4 million for 1998 and 1997, respectively, reflecting a 28.5% decrease.

FISCAL YEARS ENDED JANUARY 1, 1998 AND JANUARY 2, 1997

         Total Revenues. Total revenues increased in 1997 by 23.6% to $483.6 million from $391.1 million in 1996. This increase was due to a 16.5% increase in attendance attributable primarily to the net addition of 407 screens in 1997. Of the $92.5 million increase for 1997, $30.3 million was attributed to theatres previously operated by the Company, $23.5 million was attributed to theatres acquired by the Company during 1997, and $38.7 million was attributed to new theatres constructed by the Company during 1997. Average ticket prices increased 4.9% during the period, reflecting an increase in ticket prices and a greater proportion of larger market theatres in 1997 than in the same period in 1996. Average concession sales per customer increased 6.8% for the period, reflecting both an increase in consumption and, to a lesser extent, an increase in concession prices.

         Direct Theatre Costs. Direct theatre costs in 1997 increased by 22.7% to $355.8 million from $290.0 million in 1996. Direct theatre costs as a percentage of total revenues decreased to 73.6% in 1997 from 74.2% in 1996. The decrease of direct theatre costs as a percentage of total revenues was primarily attributable to lower concession costs as a percentage of total revenues.

         General and Administrative Expenses. General and administrative expenses increased in 1997 by 0.2% to $16.6 million from $16.5 million in 1996, representing administrative costs associated with the 1997 theatre openings and projects under construction. As a percentage of total revenues, general and administrative expenses decreased to 3.4% in 1997 from 4.2% in 1996.

         Depreciation and Amortization. Depreciation and amortization expense increased in 1997 by 23.6% to $30.5 million from $24.7 million in 1996. This increase was primarily the result of theatre property additions associated with the Company's expansion efforts.

         Operating Income. Operating income for 1997 increased by 16.6% to $67.9 million, or 14.0% of total revenues, from $58.2 million, or 14.9% of total revenues, in 1996. Before the $12.7 million and $1.6 million of nonrecurring merger expenses for 1997 and 1996, respectively, operating income was 16.7% and 15.3% of total revenues.

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

         Net Income. Net income in 1997 increased by .5% to $25.2 million from $25.1 million in 1996. Before nonrecurring merger expenses and extraordinary items, net income was $41.4 million and $27.0 million for 1997 and 1996, respectively, reflecting a 53.2% increase.

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

         The Company's capital requirements have arisen principally in connection with acquisitions of existing theatres, new theatre openings and the addition of screens to existing theatres and have been financed with equity (including equity issued in connection with acquisitions and public offerings), debt and internally generated cash. The Company's Senior Credit Facilities provide for borrowings of up to $1,012.5 million in the aggregate, consisting of the Revolving Credit Facility, which permits the Company to borrow up to $500.0 million on a revolving basis and $512.5 million, in the aggregate, of term loan borrowings under three separate term loan facilities. As of December 31, 1998, the Company had $493.5 million of capacity available under the Revolving Credit Facility. Under the Senior Credit Facilities, the Company is required to comply with certain financial and other covenants. The loans under the Senior Credit Facilities bear interest at either a base rate (referred to as "Base Rate Loans") or adjusted LIBOR rate (referred to as "LIBOR Rate Loans") plus, in each case, an applicable margin determined depending upon the Company's Total Leverage Ratio (as defined in the Senior Credit Facilities).

         On June 10, 1996, the Company completed a public offering of 26,737,500 shares of the Company's Common Stock at $4.97 per share. The total proceeds to the Company from the offering were approximately $126.5 million, net of the underwriting discount and other expenses of $6.5 million and were used to repay amounts outstanding under the Company's then existing revolving credit facility.

         On May 9, 1997, the Company completed the purchase of assets consisting of an existing five theatres with 32 screens, four theatres with 52 screens under development, and a seven screen addition to an existing theatre from Magic Cinemas LLC, an independent theatre company with operations in New Jersey and Pennsylvania. The consideration paid was approximately $24.5 million in cash.

         On July 31, 1997, Regal consummated the acquisition of the business conducted by Cobb Theatres (the "Cobb Theatres Acquisition"). The aggregate consideration paid by the Company was 17,593,083 shares of its Common Stock. The acquisition has been accounted for as a pooling of interests. Regal recognized certain one time charges totaling approximately $5.4 million (net of tax) in its quarter ended October 2, 1997, relating to merger expenses and severance payments. In connection with the Cobb Theatres Acquisition, Regal assumed approximately $110 million of liabilities, including $85 million of outstanding Senior Secured Notes (the "Cobb Notes"). The Company has repurchased all but $70,000 principal amount of the Cobb Notes. Regal initially financed the purchase price of the Cobb Notes with borrowings under a short-term credit facility (the "Bank Tender Facility"). Regal recognized an extraordinary charge totaling approximately $10.0 million (net of tax) in its quarter ended October 2, 1997, relating to the purchase of the Cobb Notes.

         On September 24, 1997, Regal consummated the offering of $125 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due October 1, 2007 (the "Old Regal Notes"). A portion of the proceeds from such offering were used to repay amounts borrowed under the Bank Tender Facility. The balance of the proceeds were used to repay amounts outstanding under the Company's former bank revolving credit facility.

         On November 14, 1997, the Company completed the purchase of assets consisting of an existing 10 theatres with 78 screens from Capitol Industries, Inc. (known as RC Theatres), an independent theatre company with operations in Virginia. The consideration paid was approximately $24.0 million in cash.

         At January 1, 1998, the Company anticipated that it would spend $225 million to $250 million to develop and renovate theatres during 1998, of which the Company had approximately $131.6 million in contractual commitments for expenditures. The actual capital expenditures for fiscal 1998 approximated $289.5 million.

         On May 27, 1998, an affiliate of KKR and an affiliate of Hicks Muse merged with and into the Company, with the Company continuing as the surviving corporation. The consummation of the Regal Merger resulted in a recapitalization of the Company. In the Recapitalization, the Company's existing holders of Common Stock received cash for their shares of Common Stock, and KKR, Hicks Muse, DLJ and certain members of the Company's management acquired the Company. In addition, in connection with the Recapitalization, the Company canceled options and repurchased warrants held by certain directors, management and employees of the Company. The aggregate purchase price paid to effect the Regal Merger and the Option/Warrant Redemption was approximately $1.2 billion.

         In connection with the Recapitalization, the Company made an offer to purchase (the "Tender Offer") all $125.0 million aggregate principal amount of the Old Regal Notes. In conjunction with the Tender Offer, the Company also solicited consents to eliminate substantially all of the covenants contained in the indenture relating to the Old Regal Notes. The purchase price paid by the Company for the Old Regal Notes was approximately $139.5 million, including a premium of approximately $14.5 million.

         On May 27, 1998, the Company issued the Original Notes. The net proceeds from the sale of the Original Notes, initial borrowings of $375.0 million under the Company's Senior Credit Facilities and $776.9 million in proceeds from the Equity Investment were used: (i) to fund the cash payments required to effect the Regal Merger and the Option/Warrant Redemption; (ii) to repay and retire the Company's then existing senior credit facilities; (iii) to repurchase the Old Regal Notes; and (iv) to pay related fees and expenses.

         On August 26, 1998, the Company acquired Act III. In the Act III Merger, Act III became a wholly owned subsidiary of the Company and each share of Act III's outstanding common stock was converted into the right to receive one share of the Company's Common Stock. In connection with the Act III Merger, the Company amended its Senior Credit Facilities and borrowed $383.3 million thereunder to repay Act III's then existing bank borrowings and two senior subordinated promissory notes, each in the aggregate principal amount of $75.0 million, which were owned by KKR and Hicks Muse.

         On November 10, 1998, the Company issued the Tack-On Notes in the amount of $200 million under the same indenture governing the Original Notes. The proceeds of the Tack-On Offering were used to repay and retire portions of the Senior Credit Facilities.

         On December 16, 1998, the Company issued the Regal Debentures in the amount of $200 million. The proceeds of the Debenture Offering were used to repay all of the then outstanding indebtedness under the Revolving Credit Facility and the excess was used for working capital purposes.

         Interest payments on the Regal Notes and the Regal Debentures and interest payments and amortization with respect to the Senior Credit Facilities represent significant liquidity requirements for the Company. The Company had interest expense of approximately $59.3 million for the twelve month period ended December 31, 1998. In addition, for 1998, the amount paid under the Company's non-cancelable operating leases was $82.0 million.

         At December 31, 1998, the Company had 42 new theatres with 647 screens and 51 screens at eight existing locations under construction. The Company intends to develop approximately 700 to 800 screens during 1999. The Company expects that the capital expenditures in connection with its development plan will aggregate approximately $375.0 million during 1999, of which, as of December 31, 1998, the Company had approximately $300.0 million in contractual commitments for expenditures. The Company believes that its capital needs for completion of theatre construction and development for at least the next 6 to 12 months will be satisfied by available credit under the Senior Credit Facilities, internally generated cash flow and available cash including any excess cash from the proceeds of the Debenture Offering.

         Based on the current level of operations and anticipated future growth (both internally generated as well as through acquisitions), the Company anticipates that its cash flow from operations, together with borrowings under the Senior Credit Facilities should be sufficient to meet its anticipated requirements for working capital, capital expenditure, interest payments and scheduled principal payments. The Company's future operating performance and ability to service or refinance the Regal Notes, the Regal Debentures and to extend or refinance the Senior Credit Facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

         The Regal Notes, Regal Debentures and Senior Credit Facilities impose certain restrictions on the Company's ability to make capital expenditures and limit the Company's ability to incur additional indebtedness. Such restrictions could limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities. The covenants contained in the Senior Credit Facilities and/or the indentures governing the Regal Notes and the Regal Debentures also, among other things, limit the ability of the Company to dispose of assets, repay indebtedness or amend other debt instruments, pay distributions, enter into sale and leaseback transactions, make loans or advances and make acquisitions.

INFLATION; ECONOMIC DOWNTURN

         The Company does not believe that inflation has had a material impact on its financial position or results of operations. In times of recession, attendance levels experienced by motion picture exhibitors may be adversely affected. For example, revenues declined for the industry in 1990 and 1991.

YEAR 2000 - STATE OF READINESS

         Potential Impact on the Company. The failure of information technology ("IT") and embedded, or "non-IT" systems, because of the Year 2000 issue or otherwise could adversely affect the Company's operations. If not corrected, many computer-based systems and theatre equipment, such as air conditioning systems and fire and sprinkler systems, could encounter difficulty differentiating between the year 1900 and the year 2000 and interpreting other dates, resulting in system malfunctions, corruption of date or system failure. Additionally, the Company relies upon outside third parties ("business partners") to supply many of the products and services that it needs in its business. Such products include films which it exhibits and concession products which it sells. Attendance at the Company's theatres could be severely impacted if one or more film producers are unable to produce new films because of Year 2000 issues. The Company could suffer other business disruptions and loss of revenues if any other types of material business partners fail to supply the goods or services necessary for the Company's operations.

         IT Systems. The Company utilizes a weighted methodology to evaluate the readiness of its corporate and theatre level IT systems. For this purpose, corporate and theatre system types include commercial off-the-shelf software, custom in-house developed software, ticketing system software, concession system software and hardware systems such as workstations and servers. The Company has weighted each corporate and theatre system based on its overall importance to the organization. The Company's readiness is evaluated in terms of a five-phase process utilized in the Year 2000 strategic plan (the "Plan") with appropriate weighting given to each phase based on its relative importance to IT system Year 2000 readiness. The phases may generally be described as follows: (i) develop company-wide awareness; (ii) inventory and assess internal systems and business partners and develop contingency plans for systems that cannot be renovated;
(iii) renovate critical systems and contact material business partners; (iv) validate and test critical systems, analyze responses from critical business partners and develop contingency plans for non-compliant partners; and (v) implement renovated systems and contingency plans. The Company has placed a high level of importance on its corporate and theatre software systems and a lesser degree of importance on its hardware systems when evaluating Year 2000 readiness. As a result, the Company has focused more of its initial efforts toward Year 2000 readiness with respect to its software systems than it has with respect to its hardware systems. Additionally, the Company believes that the assessment, validation and testing and implementation phases are the most important phases in the Plan.

         Based on the weighting methodology described above, the Company has assessed all of its corporate IT systems and, as of December 31, 1998, has renovated 95% of those systems that require renovation as a result of the Year 2000 issue. In the aggregate, as of December 31, 1998, 75% of the Company's corporate IT systems have been tested and verified as being Year 2000 ready. The percentage of corporate IT systems that has been tested and verified as being Year 2000 ready assumes that a significant component of commercial-off-the-shelf software, the Global Software, Inc. financial applications, is Year 2000 ready. This system was warranted to be Year 2000 ready when purchased. Although the Company has plans to test and verify Global Software, Inc.'s financial applications to validate that the implementation is in fact Year 2000 ready, it does not believe that it has a significant risk with respect to such software.

         Based on the weighting methodology described above, the Company has also assessed all of its theatre IT systems and, as of December 31, 1998, has renovated 75% of those systems that require renovation as a result of the Year 2000 issue. In the aggregate, as of December 31, 1998, 75% of the Company's theatre IT systems have been tested and verified as being Year 2000 ready.

         Overall, the Company has assessed the Plan with respect to IT systems as being 90% complete as of December 31, 1998. Although, no assurance can be given, the Company does not believe that it has material exposure to the Year 2000 issue with respect to its internal IT systems.

         Non-IT Systems. The Company is in the process of identifying and assessing potential Year 2000 readiness risks associated with its non-IT systems and with systems of its business partners. Based on budgeted and expended personnel hours, assessment of the Company's non-IT systems and with systems of its business partners was substantially complete as of December 31, 1998.

         Costs. Although a definitive estimate of costs associated with required modifications to address the Year 2000 issue cannot be made until the Company has at least completed the assessment phase of the Plan, management presently does not expect such costs to be material to the Company's results of operations, liquidity or financial condition. The total amount expended from January 1, 1996 through December 31, 1998 was approximately $100,000. Based on information presently known, the total amount expected to be expended on the Year 2000 effort for IT systems is approximately $2,500,000, primarily comprised of software upgrades and replacement costs, internal personnel hours and consulting costs. To date, the Year 2000 effort has been funded primarily from the existing IT budget.

         Readers are cautioned that forward looking statements contained in this section should be read in conjunction with the Company's disclosures under the heading "Forward Looking Statements." In addition to the factors listed therein which could cause actual results to be different from those anticipated, the following special factors could affect the Company's ability to be Year 2000 ready: (i) the Company's ability to implement the Plan; (ii) cooperation and participation by business partners; (iii) the availability and cost of trained personnel and the ability to recruit and retain them; and (iv) the ability to locate all system coding requiring correction.

NEW ACCOUNTING PRONOUNCEMENTS

         During fiscal 1998, the Emerging Issues Task Force ("EITF") released EITF Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction. The EITF addresses how an entity (lessee) that is involved with the construction of an asset that the entity subsequently plans to lease when construction is completed should determine whether it should be considered the owner of that asset during the construction period. The Task Force reached a consensus that a lessee should be considered the owner of a real estate project during the construction period if the lessee has substantially all of the construction period risk. As the Company's construction project agreements are currently structured, management believes the Company would be considered the owner of certain pending construction projects. As a result, management believes the Company may be required to reflect these lease agreements as on balance sheet financing transactions. The EITF is applicable to all construction projects committed to subsequent to May 21, 1998 and to all construction projects committed to on May 21, 1998 if construction does not commence prior to December 31, 1999. The Company is currently pursuing various alternatives including the amendment of certain existing construction project agreements. The Company is in the process of evaluating the impact of EITF Issue 97-10 on its consolidated financial position, results of operations and cash flows.

         On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative and Financial Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities based on these fundamental principles: (i) derivatives represent assets and liabilities that should be recognized at fair value on the balance sheet; (ii) derivative gains and losses do not represent liabilities or assets and, therefore, should not be reported on the balance sheet as deferred credits or deferred debits; and (iii) special hedge accounting should be provided only for transactions that meet certain specified criteria, which include a requirement that the change in the fair value of the derivative be highly effective in offsetting the change in the fair value or cash flows of the hedged item. This Statement is effective for fiscal years beginning after June 15, 1999. The Company is currently evaluating the effect that SFAS No. 133 will have on the Company's consolidated financial statements.

         During fiscal 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1") and SOP 98-5, Reporting on the Costs of Start-up Activities ("SOP 98-5"). SOP 98-1 requires companies to capitalize certain internal-use software costs once certain criteria are met. SOP 98-5 requires costs of start-up activities to be expensed when incurred. Management does not believe that adoption of these statements will not have the material impact on the Company's consolidated financial position, results of operations or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Sensitivity. The table below provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The Company's fixed rate obligations consist primarily of $600 million senior subordinated notes due June 1, 2008 and $200 million senior subordinated debentures due December 15, 2010. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

($'s in thousands)

DEBT OBLIGATIONS:

                                                      Fiscal Year Ending
                                      1999            2000            2001           2002

Long-term Debt:
  Fixed Rate.................     $804,469         $804,070        $803,629       $803,143
    Average interest rate....         9.34%            9.34%           9.34%          9.34%
  Variable Rate..............      509,500          507,400         504,850        502,300
     Average interest rate...         5.44%            5.67%           5.78%          5.89%
INTEREST RATE DERIVATIVES:
Interest Rate Swaps:
 Variable to Fixed...........     $270,000         $270,000        $270,000       $270,000
    Average pay rate.........         5.48%            5.48%           5.48%          5.48%
    Average receive rate.....         5.44%            5.67%           5.78%          5.89%
                              Fiscal Year Ending
                                     2003         Thereafter      Fair Market Value at
                                                                  December 31, 1998
Long-term Debt:
  Fixed Rate.................     $802,606       $801,955          $825,757
    Average interest rate....        9.345%          --
  Variable Rate..............      499,750        497,200          $512,500
     Average interest rate...         6.00%          --
INTEREST RATE DERIVATIVES:
Interest Rate Swaps:
 Variable to Fixed...........     $250,000           --             $(3,160)
    Average pay rate.........         5.34%          --
    Average receive rate.....         6.00%          --

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements
          Report of Independent Auditors..................................................................31
          Report of Coopers & Lybrand L.L.P., Independent Accountants.....................................32
          Report of Ernst & Young LLP, Independent Auditors...............................................33
          Consolidated Balance Sheets at January 1, 1998 and December 31, 1998............................34
          Consolidated Statements of Operations for the years ended January 2, 1997,
                  January 1, 1998 and December 31, 1998...................................................35
          Consolidated Statements of Shareholders' Equity for the years ended
                  January 2, 1997, January 1, 1998 and December 31, 1998..................................36
          Consolidated Statements of Cash Flows for the years ended January 2, 1997,
                  January 1, 1998 and December 31, 1998...................................................37
          Notes to Consolidated Financial Statements......................................................38

INDEPENDENT AUDITORS' REPORT


Board of Directors
Regal Cinemas, Inc.
Knoxville, Tennessee

We have audited the accompanying consolidated balance sheet of Regal Cinemas, Inc. and subsidiaries (the "Company") as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Regal Cinemas, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/ DELOITTE & TOUCHE LLP

February 16, 1999
Nashville, Tennessee

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


                                    /s/ PricewaterhouseCoopers LLP
                                        Coopers & Lybrand L.L.P.



Knoxville, Tennessee
February 6, 1998

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Board of Directors
Cobb Theatres, L.L.C.

We have audited the consolidated balance sheet of Cobb Theatres, L.L.C. as of December 31, 1996 and the related consolidated statements of operations, changes in members equity and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

                                          /s/ Ernst & Young LLP

Birmingham, Alabama
July 2, 1997

REGAL CINEMAS, INC.

CONSOLIDATED BALANCE SHEETS
JANUARY 1, 1998 AND DECEMBER 31, 1998
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
----------------------------------------------------------------------------------------------------------------
                                                                                  JANUARY 1,         DECEMBER 31,
ASSETS                                                                              1998                 1998
                                                                                 -----------         -----------
CURRENT ASSETS:
  Cash and cash equivalents                                                      $    18,398         $    20,621
  Accounts receivable                                                                  4,791               3,161
  Inventories                                                                          2,159               4,014
  Prepaid and other current assets                                                     8,801              12,999
  Deferred income tax asset                                                             --                 1,271
                                                                                 -----------         -----------
            Total current assets                                                      34,149              42,066
PROPERTY AND EQUIPMENT:
  Land                                                                                53,955             111,854
  Buildings and leasehold improvements                                               366,323             650,313
  Equipment                                                                          211,465             368,792
  Construction in progress                                                            46,529             103,253
                                                                                 -----------         -----------
                                                                                     678,272           1,234,212
  Accumulated depreciation and amortization                                         (112,927)           (139,643)
                                                                                 -----------         -----------
           Total property and equipment, net                                         565,345           1,094,569
GOODWILL, net of accumulated amortization of $5,026 and
  $10,170, respectively                                                               52,619             439,842
DEFERRED INCOME TAX ASSET                                                               --                37,538
OTHER ASSETS                                                                           8,537              47,989
                                                                                 -----------         -----------
TOTAL                                                                            $   660,650         $ 1,662,004
                                                                                 ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                                           $       306         $     6,524
  Accounts payable                                                                    38,982              65,592
  Accrued expenses                                                                    13,739              44,734
                                                                                 -----------         -----------
            Total current liabilities                                                 53,027             116,850
LONG-TERM DEBT, less current maturities                                              288,277           1,334,542
OTHER LIABILITIES                                                                     12,771               8,077
                                                                                 -----------         -----------
           Total liabilities                                                         354,075           1,459,469
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock, no par; 100,000,000 shares authorized, none issued
    and outstanding                                                                     --                  --
  Common stock, no par; 500,000,000 shares authorized; 223,903,849 issued
    and outstanding in 1997; 216,552,105 issued and outstanding in 1998              223,707             197,427
  Loans to shareholders                                                                 --                (4,212)
  Retained earnings                                                                   82,868               9,320
                                                                                 -----------         -----------
            Total shareholders' equity                                               306,575             202,535
                                                                                 -----------         -----------
TOTAL                                                                            $   660,650         $ 1,662,004
                                                                                 ===========         ===========

See notes to consolidated financial statements.

REGAL CINEMAS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JANUARY 2, 1997, JANUARY 1, 1998 AND DECEMBER 31, 1998
(IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------------------------------------

                                                                 January 2,       January 1,        December 31,
                                                                    1997             1998               1998
                                                                 ---------         ---------         ---------
REVENUES:
  Admissions                                                     $ 266,003         $ 325,118         $ 462,826
  Concessions                                                      110,237           137,173           202,418
  Other operating revenue                                           14,890            21,305            41,783
                                                                 ---------         ---------         ---------
            Total revenues                                         391,130           483,596           707,027

OPERATING EXPENSES:
  Film rental and advertising costs                                145,247           178,173           251,345
  Cost of concessions and other                                     17,066            21,072            31,657
  Theatre operating expenses                                       127,706           156,588           241,720
  General and administrative expenses                               16,581            16,609            20,355
  Depreciation and amortization                                     24,695            30,535            52,413
  Merger expenses                                                    1,639             7,789              --
  Recapitalization expenses                                           --                --              65,755
  Loss on impairment of assets                                        --               4,960            67,873
                                                                 ---------         ---------         ---------
           Total operating expenses                                332,934           415,726           731,118
                                                                 ---------         ---------         ---------

OPERATING INCOME (LOSS)                                             58,196            67,870           (24,091)
                                                                 ---------         ---------         ---------

OTHER INCOME (EXPENSE):
  Interest expense                                                 (12,844)          (13,959)          (59,301)
  Interest income                                                      619               816             1,506
  Other                                                                676              (407)           (1,942)
                                                                 ---------         ---------         ---------

INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                                46,647            54,320           (83,828)

(PROVISION FOR) BENEFIT FROM INCOME TAXES                          (20,830)          (19,121)           22,170
                                                                 ---------         ---------         ---------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                             25,817            35,199           (61,658)

EXTRAORDINARY ITEM:
  Loss on extinguishment of debt, net of applicable taxes             (751)          (10,020)          (11,890)
                                                                 ---------         ---------         ---------

NET INCOME (LOSS)                                                   25,066            25,179           (73,548)

GST DIVIDENDS                                                         (229)             --                --
                                                                 ---------         ---------         ---------

NET INCOME (LOSS) APPLICABLE TO
  COMMON STOCK                                                   $  24,837         $  25,179         $ (73,548)
                                                                 =========         =========         =========

See notes to consolidated financial statements.

REGAL CINEMAS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
YEARS ENDED JANUARY 2, 1997, JANUARY 1, 1998 AND DECEMBER 31, 1998
(IN THOUSANDS OF DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------

                                                                      COMMON         PREFERRED       LOANS TO
                                                                      STOCK           STOCK        SHAREHOLDERS
                                                                   -----------       --------      -----------
BALANCE, DECEMBER 28, 1995                                         $    74,591       $   --        $      --
  Payment of GST dividends and
    partnership distributions                                             --             --               --
  Issuance of 31,097,594 shares of common
    stock, net of offering costs                                       140,651           --               --
  Issuance of 2,838,922 shares upon exercise of
    stock options and restricted stock awards                            1,177           --               --
  Income tax benefits related to exercised stock options                 5,017           --               --
  Conformation of Cobb Theatres fiscal year                               --             --               --
  Stock option amortization                                                177           --               --
  Net income                                                              --             --               --
                                                                   -----------       --------      -----------

BALANCE, JANUARY 2, 1997                                               221,613           --               --
  Issuance of 844,614 shares upon exercise of stock
    options and restricted stock awards                                    723           --               --
  Income tax benefits related to exercised stock options                 1,306           --               --
  Stock option amortization                                                 65           --               --
  Net income                                                              --             --               --
                                                                   -----------       --------      -----------

BALANCE, JANUARY 1, 1998                                               223,707           --               --
  Purchase and retirement of 223,937,974
    shares of common stock related to the
    Recapitalization                                                (1,119,690)          --               --
  Issuance of 2,630,556 shares of common stock
    related to the Recapitalization                                     13,153           --               --
  Issuance of 15,277 shares of Series A
    Convertible Preferred Stock related to the
    Recapitalization                                                      --          763,820             --
  Conversion of 15,277 shares of Series A
    Convertible Preferred Stock to 152,763,973 shares of
    common stock                                                       763,820       (763,820)            --
  Issuance of 60,383,388 shares of common stock and 5,195,598 options to purchase the Company's common stock
    related to the acquisition of Act III                              312,157           --               --
  Issuance of 808,313 shares of common stock
    in exchange for shareholder loans                                    4,212           --             (4,212)
  Stock option amortization                                                 68           --               --
  Net loss                                                                --             --               --
                                                                   -----------       --------      -----------

BALANCE, DECEMBER 31, 1998                                         $   197,427       $     --      $    (4,212)
                                                                   ===========       ========      ===========
                                                                     RETAINED
                                                                     EARNINGS            TOTAL
                                                                   -----------       -----------
BALANCE, DECEMBER 28, 1995                                         $    34,429       $   109,020
  Payment of GST dividends and
    partnership distributions                                             (263)             (263)
  Issuance of 31,097,594 shares of common
    stock, net of offering costs                                          --             140,651
  Issuance of 2,838,922 shares upon exercise of
    stock options and restricted stock awards                             --               1,177
  Income tax benefits related to exercised stock options                  --               5,017
  Conformation of Cobb Theatres fiscal year                             (1,543)           (1,543)
  Stock option amortization                                               --                 177
  Net income                                                            25,066            25,066
                                                                   -----------       -----------

BALANCE, JANUARY 2, 1997                                                57,689           279,302
  Issuance of 844,614 shares upon exercise of stock
    options and restricted stock awards                                   --                 723
  Income tax benefits related to exercised stock options                  --               1,306
  Stock option amortization                                               --                  65
  Net income                                                            25,179            25,179
                                                                   -----------       -----------

BALANCE, JANUARY 1, 1998                                                82,868           306,575
  Purchase and retirement of 223,937,974
    shares of common stock related to the
    Recapitalization                                                      --          (1,119,690)
  Issuance of 2,630,556 shares of common stock
    related to the Recapitalization                                       --              13,153
  Issuance of 15,277 shares of Series A
    Convertible Preferred Stock related to the
    Recapitalization                                                      --             763,820
  Conversion of 15,277 shares of Series A
    Convertible Preferred Stock to 152,763,973 shares of
    common stock                                                          --                --
  Issuance of 60,383,388 shares of common stock and 5,195,598 options to purchase the Company's common stock
    related to the acquisition of Act III                                 --             312,157
  Issuance of 808,313 shares of common stock
    in exchange for shareholder loans                                     --                --
  Stock option amortization                                               --                  68
  Net loss                                                             (73,548)          (73,548)
                                                                   -----------       -----------

BALANCE, DECEMBER 31, 1998                                         $     9,320       $   202,535
                                                                   ===========       ===========

See notes to consolidated financial statements.

REGAL CINEMAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 2, 1997, JANUARY 1, 1998 AND DECEMBER 31, 1998
(IN THOUSANDS OF DOLLARS)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                             JANUARY 2,            JANUARY 1,           DECEMBER 31,
                                                                                1997                  1998                  1998
                                                                              -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                           $    25,066         $    25,179         $   (73,548)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
Depreciation and amortization                                                      24,695              30,535              52,413
Non-cash loss on extinguishment of debt                                               751               2,575               4,975
Loss on impairment of assets                                                         --                 4,960              67,873
Deferred income taxes                                                               4,112               1,293             (29,771)
Changes in operating assets and liabilities, net of effects from acquisitions:
    Accounts receivable                                                            (1,182)             (1,899)              3,585
    Inventories                                                                      (365)               (135)               (118)
    Prepaids and other current assets                                               4,521               2,150              (3,373)
    Accounts payable                                                               10,878               2,881              13,054
    Accrued expenses and other liabilities                                           (946)             (3,579)              9,132
                                                                              -----------         -----------         -----------
        Net cash provided by operating activities                                  67,530              63,960              44,222

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net                                                      (124,068)           (178,099)           (289,532)
  Increase in goodwill and other assets                                            (7,077)            (24,198)             (5,829)
                                                                              -----------         -----------         -----------
        Net cash used in investing activities                                    (131,145)           (202,297)           (295,361)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under long-term debt                                                 161,500             358,418           1,329,800
  Payments on long-term debt                                                     (211,623)           (214,460)           (688,653)
  Deferred financing costs                                                         (5,127)             (5,127)            (45,137)
  Proceeds from issuance of stock, net                                            126,763                --               774,691
  Purchase and retirement of common stock                                            --                  --            (1,117,407)
  Exercise of warrants, options and stock compensation expense                      1,177                 788                  68
  GST dividends paid                                                                 (500)               --                  --
  Partnership distribution                                                            (34)               --                  --
                                                                              -----------         -----------         -----------
        Net cash provided by financing activities                                  72,156             139,619             253,362
                                                                              -----------         -----------         -----------

NET INCREASE  IN CASH AND EQUIVALENTS                                               8,541               1,282               2,223

CASH AND EQUIVALENTS, beginning of period                                           8,575              17,116              18,398
                                                                              -----------         -----------         -----------

CASH AND EQUIVALENTS, end of period                                           $    17,116         $    18,398         $    20,621
                                                                              ===========         ===========         ===========

See notes to consolidated financial statements.

REGAL CINEMAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 2, 1997, JANUARY 1, 1998 AND DECEMBER 31, 1998

1.    THE COMPANY AND RECAPITALIZATION

      Regal Cinemas, Inc. and its wholly owned subsidiaries (the "Company" or "Regal") operates multi-screen motion picture theatres principally throughout the eastern and northwestern United States.

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

      The net proceeds of a $400 million senior subordinated note offering, initial borrowings of $375.0 million under senior credit facilities and the proceeds of $776.9 million from the investment by KKR, Hicks Muse, DLJ Merchant Banking Partners II, L.P. and affiliated funds ("DLJ") and management in the Company were used: (i) to fund the cash payments required to effect the Merger and the Option/Warrant Redemption; (ii) to repay and retire the Company's existing senior credit facilities; (iii) to repurchase the Company's existing 8.5% senior subordinated notes; and (iv) to pay related fees and expenses. Upon consummation of the Merger, KKR owned $287.3 million of the Company's equity securities, Hicks Muse owned $437.3 million of the Company's equity securities and DLJ owned $50.0 million of the Company's equity securities. Each investor received securities consisting of a combination of the Company's common stock, no par value ("Common Stock"), and the Company's Series A Convertible Preferred Stock, no par value ("Convertible Preferred Stock"), which was converted into Common Stock on June 3, 1998. To equalize KKR's and Hicks Muse's investments in the Company at $362.3 million each, Hicks Muse exchanged $75.0 million of Convertible Preferred Stock, with KKR for $75.0 million of common stock of Act III Cinemas, Inc. ("Act III"). As a result of the Recapitalization and the Act III Merger (see Note 3), KKR and Hicks Muse each own approximately 46.3% of the Company's Common Stock, with DLJ, management and other minority holders owning the remainder.

      During 1998, nonrecurring costs of approximately $65.7 million, including approximately $41.9 million of compensation costs, were incurred in connection with the Recapitalization. Financing costs of approximately $34.2 million were incurred and classified as deferred financing costs which will be amortized over the lives of the new debt facilities (see
      Note 5). Of the total Merger and Recapitalization costs above, an aggregate of $19.5 million was paid to KKR and Hicks Muse.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Regal and its wholly owned subsidiaries. Prior to the merger with Regal, Cobb Theatres, L.L.C. and Tricob Partnership, an entity controlled by the members of Cobb Theatres, L.L.C., collectively referred to as

      "Cobb Theatres", formerly operated and reported on a fiscal year ended August 31. Cobb Theatres' fiscal year 1996 financial statements were conformed to Regal's fiscal year end and the accompanying consolidated statement of changes in shareholders' equity reflects a charge directly to retained earnings representing a net loss incurred by Cobb Theatres for the period from September 1, 1995 through December 31, 1995.

      All significant intercompany accounts and transactions have been eliminated from the consolidated financial statements.

      FISCAL YEAR - The Company formally operates with a fiscal year ending on the Thursday closest to December 31.

      CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At January 1, 1998 and December 31, 1998, the Company held approximately $12,549,000 and $19,559,000, respectively, in temporary cash investments in the form of certificates of deposit and variable rate investment accounts with major financial institutions.

      INVENTORIES - Inventories consist of concession products and theatre supplies and are stated on the basis of first-in, first-out (FIFO) cost, which is not in excess of net realizable value.

      PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Repairs and maintenance are charged to expense as incurred. Gains and losses from disposition of property and equipment are included in income and expense when realized. Depreciation and amortization are provided using the straight-line method over the estimated useful lives as follows:

                  Buildings and leaseholds                     20-30 years
                  Equipment                                    5-20 years

      GOODWILL - Goodwill, which represents the excess of acquisition costs over the net assets acquired in business combinations, is amortized on the straight-line method over periods ranging from 25 to 40 years.

      IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset, an impairment charge is recognized in the amount by which the carrying value of the assets exceeds it fair market value. Assets are evaluated for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. The fair value of assets is determined using the present value of the estimated future cash flows or the expected selling price less selling costs for assets expected to be disposed of.

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

      DEFERRED REVENUE (INCLUDED IN OTHER LIABILITIES) - Deferred revenue relates primarily to vendor rebates. Rebates are recognized in the accompanying financial statements as earned.

      DEFERRED RENT (INCLUDED IN OTHER LIABILITIES) - Rent expense is recognized on a straight-line basis after considering the effect of rent escalation provisions resulting in a level monthly rent expense for each lease over its term.

      ADVERTISING COSTS - The Company expenses advertising costs as incurred.

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

      NEW ACCOUNTING STANDARDS - During fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of An Enterprise and Related Information. SFAS 130 requires disclosure of comprehensive income and its components in a company's financial statements and the adoption of this standard had no impact on the Company's financial position or results of operations. SFAS 131 requires disclosures of segment information in a company's financial statements. The Company manages it business on the basis of one reportable segment. See Note 1 for a brief description of the Company's business and geographic locations.

      RECLASSIFICATIONS - Certain reclassifications have been made to the 1996 and 1997 financial statements to conform to the 1998 presentation.

3.    ACQUISTIONS

      On August 26, 1998, the Company acquired Act III Cinemas, Inc. (the "Act III Merger"). The total purchase cost was approximately $312.2 million, representing primarily the value of 60,383,388 shares of the Company's common stock issued to acquire all of Act III's outstanding common stock and the value of 5,195,598 options of the Company issued for Act III options. In connection with the Act III Merger, the Company also amended its credit facilities and borrowed $383.3 million thereunder to repay Act III's borrowings and accrued interest under Act III's existing credit facilities and two senior subordinated notes totaling $150.0 million.

      The Act III Merger has been accounted for as a purchase, applying the applicable provisions of Accounting Principles Board Opinion No. 16. Preliminary allocation of the purchase price as of December 31, 1998 is as follows:

                                                                (IN THOUSANDS)

Property, plant and equipment                                      $ 343,694
Long-term debt assumed                                              (411,337)
Net working capital acquired                                         (17,167)
Excess purchase cost over fair value of net assets acquired          396,967
                                                                   ---------
           Total purchase cost                                     $ 312,157
                                                                   =========

      The above allocation of purchase cost has been preliminarily allocated to the acquired assets and liabilities of Act III based on estimates of fair value as of the closing date. Such estimates were based on valuations and studies which are not yet complete. Therefore, the above allocation of purchase price may change when such studies are completed.

      The following pro forma unaudited results of operations data gives effect to the Act III Merger and the Recapitalization (Note 1) as if they had occurred as of January 3, 1997:

                                           1997            1998
                                              (IN THOUSANDS)
Revenues                                 $ 738,668       $ 897,459
Loss before extraordinary items            (18,601)        (67,517)
Net loss                                   (28,621)        (79,407)

      On July 31, 1997, the Company issued 17,593,083 shares of its Common Stock for all of the outstanding common stock of Cobb Theatres. Additionally, on May 30, 1996, the Company issued 8,743,302 shares of its Common Stock for all of the outstanding common stock of Georgia State Theatres ("GST"). Such mergers have been accounted for as poolings of interest and, accordingly, these consolidated financial statements have been restated for all periods to include the results of operations and financial positions of Cobb Theatres and GST.

      Separate results of the combining entities for the fiscal years 1996 and 1997 are as follows:

                                                      1996            1997
                                                         (IN THOUSANDS)

Revenues:
Regal                                               $267,064        $402,445
Cobb Theatres, L.L.C. and Tricob Partnership
  (through July 31 for 1997)                         119,357          81,151
GST (through May 30 for 1996)                          4,709            --
                                                    --------        --------

                                                    $391,130        $483,596
                                                    ========        ========
Net income (loss):
Regal                                              $ 29,935         $ 27,940
Cobb Theatres, L.L.C. and Tricob Partnership
  (through July 31 for 1997)                         (4,959)          (2,761)
GST (through May 30 for 1996)                            90             --
                                                   --------         --------
                                                   $ 25,066         $ 25,179
                                                   ========         ========

      In addition to the 1998 acquisition of Act III and the GST and Cobb Theatre mergers described above, the Company completed the purchase of 19 theatres with 169 screens during fiscal year 1997. The theatres were purchased for consideration of approximately $48.5 million cash. These transactions were accounted for using the purchase method of accounting and, accordingly, the purchase prices have been allocated at fair value to the separately identifiable assets (principally property and equipment, and leasehold improvements) of the respective theatre locations, with the remaining balance allocated to goodwill.

      The following unaudited pro forma results of operations data assume the individual fiscal 1997 acquisitions referred to above occurred as of the beginning of fiscal 1996:

                                               1996            1997
                                                 (IN THOUSANDS)
Revenues                                     $415,680        $503,722
Operating income                               62,533          70,108
Income before extraordinary item               28,463          36,564
Net income applicable to common stock          27,483          26,544

4.       IMPAIRMENT OF LONG-LIVED ASSETS

      During the fourth quarter of the 1998 fiscal year, the financial results of certain theatre locations were significantly less than expected due primarily to lower than expected theatre attendance during the fourth quarter as a result of heightened competition from the increased number of newer multiplexes operating throughout the industry. As a result, the Company revised its estimates of future cash flows from its theatre locations and determined that the carrying value of a number of locations had become impaired. Therefore the Company adjusted the carrying value of the long-lived assets, including goodwill, to their estimated fair market value based on discounted cash flows and recognized an impairment loss of $31.0 million ($18.9 million after tax) on these locations. Such impairment charge included a writedown of property and equipment of $23.7 million and a writeoff of goodwill of $7.3 million. Additionally, the Company determined that the carrying value of seven Funscapes(TM) locations was impaired based on estimates of future cash flows. An additional impairment charge of $36.9 million ($22.5 million after tax) relative to the net book value of fixed assets at these locations was recorded based on the estimated selling price less selling costs. The Company intends to sell these Funscapes(TM) locations during the next fiscal year.

      During the fiscal year 1997, the Company recognized a non-cash loss on impairment of assets of $4.9 million dollars ($3.0 million after tax) principally related to declines in cash flows for certain theatres located in markets experiencing declining box office results.

5.    LONG-TERM DEBT

      Long-term debt at January 1, 1998 and December 31, 1998, consists of the following:

                                                                                        JANUARY 1,       DECEMBER 31,
                                                                                           1998              1998
                                                                                              (IN THOUSANDS)
      $600,000 of the Company's senior subordinated notes due June 1, 2008, with interest payable semiannually at 9.5%. Notes are redeemable, in whole or in part, at the option of the Company at any time on or after June 1,
      2003, at the redemption prices (expressed as percentages of the principal amount thereof) set forth below together with accrued and unpaid interest to the redemption date, if redeemed during the 12 month period beginning on June 1 of the years indicated:

                                                       REDEMPTION
                YEAR                                     PRICE

                2003                                    104.750%
                2004                                    103.167%
                2005                                    101.583%
                2006 and thereafter                     100.000%                      $     -           $     600,000

      $200,000 of the Company's senior subordinated debentures due December 15, 2010, with interest payable semiannually at 8.875%. Debentures are redeemable, in whole or in part, at the option of the Company at any time on or after December 15, 2003, at the redemption prices (expressed as percentages of the principal amount thereof) set forth below together with accrued and unpaid interest to the redemption date, if redeemed during the 12 month period beginning on December 15 of the years indicated:

                                                       REDEMPTION
                YEAR                                     PRICE

                2003                                    104.438%
                2004                                    103.328%
                2005                                    102.219%
                2006                                    101.109%
                2007 and thereafter                     100.000%                            -                 200,000

      Term loans                                                                            -                 512,500

      $125,000 of the Company's senior subordinated notes, due
      October 1, 2007 with interest payable semiannually at 8.5%                          125,000               -

                                                                         JANUARY 1,        DECEMBER 31,
                                                                            1998               1998
                                                                                 (IN THOUSANDS)
      $250,000 of the Company's senior reducing revolving
      credit facility                                                       162,000                --

      Capital lease obligations, payable in monthly installments
      plus interest at 14%                                                     --                23,809

      Other                                                                   1,583               4,757
                                                                        -----------         -----------

                                                                            288,583           1,341,066

      Less current maturities                                                  (306)             (6,524)
                                                                        -----------         -----------

                                                                        $   288,277         $ 1,334,542
                                                                        ===========         ===========

      CREDIT FACILITIES (IN THOUSANDS) - In connection with the Merger and Recapitalization (Note 1), the Company entered into credit facilities provided by a syndicate of financial institutions. In August and December 1998, such credit facilities were amended. Such credit facilities (the "Credit Facilities") now include a $500,000 Revolving Credit Facility (including the availability of Revolving Loans, Swing Line Loans, and Letters of Credit) and three term loan facilities: Term A, Term B, and Term C (the "Term Loans"). The Company must pay an annual commitment fee ranging from 0.2% to 0.425%, depending on the Company's Total Leverage Ratio, as defined in the Credit Facilities, of the unused portion of the Revolving Credit Facility. The Revolving Credit Facility expires in June 2005. At December 31, 1998, there were no outstanding borrowings under the Revolving Credit Facility.

      Borrowings under the Term A Loan or the Revolving Credit Facility can be made at the "Base Rate" plus a margin of 0% to 1%, or the "LIBOR Rate," plus .625% to 2.25%, both depending on the Total Leverage Ratio. The Base Rate on revolving loans is the rate established by the Administrative Agent in New York as its base rate for dollars loaned in the United States. The LIBOR Rate is based on the LIBOR rate for the corresponding length of loan. The outstanding balance amounted to $240,000 at December 31, 1998 and one percent of the outstanding balance on the Term A Loan is due annually through 2004 with the balance of the Term A Loan due in 2005.

      Borrowings under the Term B Loan can be made at the Base Rate plus a margin of 0.75% to 1.25% or the LIBOR Rate plus 2.0% to 2.5%, both depending on the Total Leverage Ratio. The outstanding balance amounted to $137,500 at December 31, 1998 and one percent of the outstanding balance is due annually through 2005, with the balance of the loan due in 2006.

      Borrowings under the Term C Loan can be made at the Base Rate plus a margin of 1.0% to 1.5% or the LIBOR Rate plus 2.25% to 2.75%, both depending on the Total Leverage Ratio. The outstanding balance amounted to $135,000 at December 31, 1998 and one percent of the outstanding balance is due annually through 2006, with the balance of the loan due in 2007.

      The Credit Facilities contain customary covenants and restrictions on the Company's ability to issue additional debt, pay dividends or engage in certain activities and include customary events of default. In addition, the Credit Facilities specify that the Company must meet or exceed defined interest coverage ratios and must not exceed defined leverage ratios.

      The Credit Facilities are collateralized by a pledge of the stock of the Company's domestic subsidiaries. The Company's payment obligations under the Credit Facilities are guaranteed by its direct and indirect U.S. subsidiaries.

      Under the Company's previous $250,000 senior reducing revolving credit facility (the "previous credit facility"), interest was payable quarterly at LIBOR plus .65%. The margin added to LIBOR was determined based upon certain financial ratios of the Company. The previous credit facility was repaid in conjunction with the Recapitalization.

      The Company's long term debt and capital lease obligations are scheduled to mature as follows (in thousands):

                                              LONG-TERM                  CAPITAL LEASES                  TOTAL
                                                DEBT              INTEREST           PRINCIPAL         PRINCIPAL
                      1999                 $      4,038          $   3,046          $   2,486       $      6,524
                      2000                        4,149              2,786              1,601              5,750
                      2001                        4,191              2,551              1,826              6,017
                      2002                        4,236              2,259              2,482              6,718
                      2003                        4,287              1,890              2,885              7,172
                Thereafter                    1,296,356              3,138             12,529          1,308,885
                                              ---------          ---------             ------          ---------

                                           $  1,317,257          $  15,670          $  23,809       $  1,341,066
                                           ============          =========          =========       ============

      TENDER OFFER - In connection with the Recapitalization, the Company commenced a tender offer for all of the Company's 8.5% senior subordinated notes ("Regal Notes") and a consent solicitation in order to effect certain changes in the related indenture. Upon completion of the tender offer, holders had tendered and given consents with respect to 100% of the outstanding principal amount of the Regal Notes. In addition, the Company and the trustee executed a supplement to such indenture, effecting the proposed amendments which included, among other things, the elimination of all financial covenants for the Regal Notes. On May 27, 1998, the Company paid, for each $1,000 principal amount, $1,116.24 for the Regal Notes tendered plus, in each case, accrued and unpaid interest of $13.22. Regal financed the purchase price of the Regal Notes with funds from the Recapitalization.

      EXTRAORDINARY LOSS - An extraordinary loss of $11,890, net of income taxes of $7,601, was recognized for the write-off of deferred financing costs and prepayment penalties incurred in connection with redeeming the Regal Notes as well as for the write-off of deferred financing costs related to the Company's previous credit facility. Additionally, the Company refinanced debt of acquired companies, recognizing losses on extinguishment of debt of $751 and $10,020 (each, net of applicable income taxes) in 1996 and 1997, respectively. Such losses are reported as extraordinary losses in the accompanying financial statements.

6.    CAPITAL STOCK AND STOCK OPTION PLANS

      COMMON STOCK - Effective May 27, 1998, the Recapitalization date, the Company effected a stock split in the form of a stock dividend resulting in a price per share of $5.00, which $5.00 per share is equivalent to the $31.00 per share consideration paid in the Merger. The Company's common shares issued and outstanding throughout the accompanying financial statements and notes reflect the retroactive effect of the Recapitalization stock split. Additionally, the financial statements and notes reflect the retroactive effect of stock issued in connection with the poolings of interest transactions described in Note 3 and the authorization of additional shares and the effect of the 3-for-2 stock split authorized on September 16, 1996.

      EARNINGS PER SHARE - Earnings per share information is not presented herein as the Company's shares do not trade in a public market.

      PREFERRED STOCK - The Company currently has 100,000,000 shares of preferred stock authorized with none issued. The Company may issue the preferred shares from time to time in such series having such designated preferences and rights, qualifications and limitations as the Board of Directors may determine.

      STOCK OPTION PLANS - Prior to the Recapitalization, the Company had three employee stock option plans under which certain employees were granted options to purchase shares of the Company's common stock. All such options issued under these plans became fully vested upon consummation of the Recapitalization, and all participants either received cash for the difference between the per share price inherent in the Recapitalization and the exercise price of their options, or retained their existing options. In addition, certain key members of management were issued options under a newly formed 1998 Stock Purchase and Option Plan for Key Employees of Regal Cinemas, Inc. (the "Plan").

      Under the Plan, the Board of Directors of the Company may award stock options to purchase up to 30,000,000 shares of the Company's common stock. Grants or awards under the Plan may take the form of purchased stock, restricted stock, incentive or nonqualified stock options or other types of rights as specified in the Plan.

                                                                    WEIGHTED         OPTIONS
                                                                    AVERAGE       EXERCISABLE AT
                                                     SHARES      EXERCISE PRICE      YEAR END
      Under option at December 28, 1995            16,105,883         $1.37
      Options granted in 1996                       5,907,050         $4.04
      Options exercised in 1996                    (2,299,673)        $0.46
                                                  -----------

      Under option at January 2, 1997              19,713,260         $2.28            349,246
                                                                                   ===========
      Options granted in 1997                       6,057,400         $4.55
      Options exercised in 1997                      (698,139)        $0.88
      Options canceled in 1997                       (449,500)        $3.70
                                                  -----------         -----

      Under option at January 1, 1998              24,623,021         $2.86          3,574,945
                                                                                   ===========
      Options granted in 1998                      14,419,334         $4.34
      Options exercised in 1998                          --             --
      Options canceled or redeemed in 1998        (20,316,730)        $2.84
                                                  -----------

      Under option at December 31, 1998            18,725,625         $3.76          8,021,889
                                                  ===========         =====        ===========

                                  OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
      -------------------------------------------------------------------------      -----------------------------------
                                                     WEIGHTED       WEIGHTED                                 WEIGHTED
        RANGE OF            NUMBER                   AVERAGE        AVERAGE              NUMBER              AVERAGE
        EXERCISE          OUTSTANDING              CONTRACTUAL      EXERCISE          EXERCISABLE            EXERCISE
         PRICE            AT 12/31/98                 LIFE           PRICE            AT 12/31/98             PRICE
       $.38-$.62           2,087,197                   5.5       $         0.49          2,087,197        $         0.49
      $1.58-$3.67          4,149,793                   6.6       $         2.11          4,149,793        $         2.11
      $4.03-$5.00         12,488,635                   9.2       $         4.86          1,784,899        $         4.08
                         -----------                                                 -------------

                         $18,725,625                                                 $   8,021,889
                         ===========                                                 =============

      Prior to the Recapitalization, the Company also had the 1993 Outside Directors' Stock Option Plan (the "1993 Directors' Plan"). Directors' stock options for the purchase of 125,550 shares at an exercise price of $4.77 and 186,000 shares at an exercise price of $4.40 were granted during 1996 and 1997, respectively. All such options became fully vested and were redeemed for cash at the date of the Recapitalization. In addition, the Company, prior to the Recapitalization, had issued warrants to purchase 982,421 shares of the Company's common stock at an exercise price of $.20 per share. The warrants were redeemed for cash at the date of the Recapitalization.

      Regal has elected to continue following Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock option plans and its outside directors' plan rather than the alternative fair value accounting provided for under FASB Statement 123, Accounting for Stock-Based Compensation (Statement 123). Under APB 25, because the exercise price of the Company's employee and director stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the accompanying financial statements.

      Pro forma information regarding net income is required by Statement 123, and has been determined as if the Company has accounted for its stock options under the fair value method of that Statement. The fair value for the employee and directors options granted during fiscal years 1996, 1997 and 1998, was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates ranging from 6.06% to 6.95% for 1996 grants, 5.9% to 6.68% for 1997 grants, and 5.0% to 5.9% for 1998 grants; volatility factors of the expected market price of the Company's common stock of 32.8% for 1996, 33.7% for 1997, and an inconsequential volatility factor in 1998 due to the Company's Recapitalization (Note 1). The pricing model assumptions also included a weighted average expected life of 5 years for employee options and 7 years for outside director options. The weighted average grant date fair value of options granted in fiscal years 1996, 1997 and 1998, was $1.67, $1.85 and $.96 per share, respectively.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The pro forma results do not purport to indicate the effects on reported net income for recognizing compensation expense which are expected to occur in future years. The Company's pro forma information for 1996, 1997, and 1998 option grants is as follows:

                                            1996           1997             1998
                                                     (IN THOUSANDS)
      Pro forma net income (loss)        $ 23,930        $ 22,883        $(59,423)

      The 1998 pro forma net loss reflects an adjustment for the intrinsic value of the options redeemed at the Recapitalization date that were issued prior to the Company's adoption of the disclosure provisions of Statement
      123. Such options had intrinsic value prior to the Recapitalization date and therefore the value of these options has been excluded from the amount of compensation costs reflected in the 1998 proforma net loss.

7.    INCOME TAXES

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

      Significant components of the Company's net deferred tax asset (liability) consisted of the following at:

                                                                    JANUARY 1,      DECEMBER 31,
                                                                       1998             1998
                                                                     --------         --------
                                                                           (IN THOUSANDS)
Deferred tax assets:
        Net operating loss carryforwards                             $  4,036         $ 25,766
        Excess of tax basis over book basis for leases                   --              5,032
        Accrued expenses                                                1,230            4,515
        Interest expense deferred under IRC 163(j)                       --              2,742
        Favorable leases                                                  488              524
        Noncompete                                                        342              439
        Operating leases                                                  524              388
        Excess of tax basis over book basis of certain assets            --                336
        AMT credit carryforward                                           627              162
        Other                                                           1,063            1,399
                                                                     --------         --------
                 Deferred tax assets                                    8,310           41,303

      Deferred tax liabilities:
        Excess of book basis over tax basis of certain assets         (16,313)            --
        Excess of book basis over tax basis of certain
          intangible assets                                              (805)          (1,709)
        Other                                                            (650)            (785)
                                                                     --------         --------
                 Deferred tax liabilities                             (17,768)          (2,494)
                                                                     --------         --------

      Net deferred tax asset (liability)                             $ (9,458)        $ 38,809
                                                                     ========         ========

      The Company provided no valuation allowance against deferred tax assets recorded as of December 31, 1998 and January 1, 1998, as management believes that it is more likely than not that all deferred assets will be fully realizable in future tax periods. The $2,309,000 increase in the valuation allowance in 1996, and the corresponding decrease in 1997, primarily reflect the change in the assessment of the likelihood of utilization of net operating loss carryforwards of the Company and its subsidiaries.

      At December 31, 1998, the Company and certain of its subsidiaries have various federal and state net operating loss ("NOL") carryforwards available to offset future taxable income. The Company has approximately $66,500,000 of NOL carryforwards, in the aggregate, for federal purposes. Portions of the federal NOL are subject to utilization limitations. However, the deferred tax asset related to the federal NOL is expected to be fully realized as such losses do not begin expiring until the 2009 tax year.

      Furthermore, a substantial portion of the federal NOL does not expire until 2018. The Company also has NOL carryforwards for state purposes. The deferred tax asset related to the state NOL is expected to be fully realized as well. At December 31, 1998, the Company has approximately $162,000 alternative minimum tax credit carryforward available to reduce future federal income tax liabilities. Under current Federal income tax law, the alternative minimum tax credit can be carried forward indefinitely.

      The components of the provision (benefit) for income taxes for income from continuing operations for each of the three fiscal years were as follows:

                                                 1996         1997          1998
                                                        (IN THOUSANDS)
      Current                                  $ 16,718     $ 17,828      $   --
      Deferred                                    1,803        3,602       (22,170)
      Increase (decrease) in deferred
        income tax valuation allowance            2,309       (2,309)         --
                                               --------     --------      --------

      Total income tax provision (benefit)     $ 20,830     $ 19,121      $(22,170)
                                               ========     ========      ========


      Extraordinary losses are presented net of related tax benefits. Therefore, the 1996 and 1997 income tax provision and the 1998 income tax benefit in the above table exclude tax benefits of $.5 million, $6.2 million and $7.6 million, respectively, on extraordinary losses related to expenses incurred in the extinguishment of debt and the write-off of debt financing costs related to the debt.

      A reconciliation of the provision (benefit) for income taxes as reported and the amount computed by multiplying the income before income taxes and extraordinary item by the U.S. federal statutory rate of 35% was as follows:

                                                                 1996          1997          1998
                                                                         (IN THOUSANDS)
      Provision (benefit) computed at federal statutory
        income tax rate                                        $ 16,244     $ 19,012      $(29,340)
      State and local income taxes, net of federal benefit        1,870        2,161        (2,425)
      Merger expenses - non deductible                              407          257         8,268
      Goodwill amortization                                        --           --           1,221
      Increase (decrease) in valuation allowance                  2,309       (2,309)         --
      Other                                                        --           --             106
                                                               --------     --------      --------

      Total income tax provision (benefit)                     $ 20,830     $ 19,121      $(22,170)
                                                               ========     ========      ========


8.    COMMITMENTS AND CONTINGENCIES

      LEASES - Leases entered into by the Company, principally for theatres, are accounted for as operating leases. The Company, at its option, can renew a substantial portion of the leases at defined or then fair rental rates for various periods. Certain leases for Company theatres provide for contingent rentals based on revenues. Minimum rentals payable under all noncancelable operating leases with terms in excess of one year as of December 31, 1998, are summarized for the following fiscal years:

      (IN THOUSANDS)

       1999                                                           $  103,728
       2000                                                              103,221
       2001                                                              100,092
       2002                                                               98,384
       2003                                                               98,867
       Thereafter                                                      1,158,869

      Rent expense under such operating leases amounted to $41,427, $52,632 and $80,923 for fiscal years 1996, 1997 and 1998, respectively.

      The Company has also entered into certain lease agreements for the operation of theatres not yet constructed. The scheduled completion of construction for these theatre openings are at various dates during fiscal 1999 and 2000. As of December 31, 1998, the total future minimum rental payments under the terms of these leases approximate $1.9 billion to be paid over 15 to 20 years.

      CONTINGENCIES - From time to time, the Company is involved in legal proceedings arising in the ordinary course of its business operations, such as personal injury claims, employment matters and contractual disputes. Management believes that the Company's potential liability with respect to such proceedings is not material in the aggregate to the Company's consolidated financial position, results of operations or cash flows.

9.    RELATED PARTY TRANSACTIONS

      Prior to May 1996, Regal obtained film licenses through an independent film-booking agency owned by a director of the Company. Additionally, this director provided consulting services to the Company. The Company paid $655,000 in 1996 for booking fees and consulting services.

      Regal paid $952,000, $1,200,057 and $642,302 in 1996, 1997 and 1998,
      respectively, for legal services provided by a law firm, a member of which served as a director of the Company through May of 1998.

      Cobb Theatres leased office and warehouse facilities from a related party. The related rent expense amounted to approximately $509,000 and $187,000 in 1996 and 1997, respectively.

      Cobb Theatres had an agreement with a corporation owned by a related party, to provide aircraft services. The fees for such services amounted to approximately $432,000 and $257,250 for 1996 and 1997, respectively.

      In connection with the Recapitalization, the Company entered into a management agreement with KKR and Hicks Muse pursuant to which the Company has paid approximately $1,093,000 of management fees during fiscal 1998. Additionally, the Recapitalization costs included in the accompanying 1998 financial statement include an aggregate of $19.5 million of fees paid to KKR and Hicks Muse.

10.   CASH FLOW INFORMATION

                                                    January 2,      January 1,      December 31,
                                                      1997            1998             1998
                                                                 (IN THOUSANDS)
      Supplemental information on cash flows:
        Interest paid                               $ 12,027        $ 14,486        $ 59,745
        Less:  Interest capitalized                   (1,682)         (2,617)         (6,164)
                                                    --------        --------        --------

      Interest paid, net                            $ 10,345        $ 11,869        $ 53,581
                                                    ========        ========        ========

      Income taxes paid, net of refunds             $ 11,318        $ 10,001        $  4,656
                                                    ========        ========        ========


      NONCASH TRANSACTIONS:

      1996:

      - Regal issued 4,360,094 shares of Regal common stock as additional consideration for assets purchased from an individual and corporations controlled by him. The value of the common stock issued in the 1996 acquisition of approximately $14,100,000 was allocated to property and equipment and goodwill.

      - Regal recognized income tax benefits relating to exercised stock options totaling $5,017,000.

      1997:

      - Regal recognized income tax benefits relating to exercised stock options totaling $1,306,000.

      1998:

      - Regal issued 60,383,388 shares of common stock and certain options to purchase shares of the Company's common stock valued at approximately $312,157,000 and assumed debt of approximately $411,337,000 as consideration for assets purchased from Act III (Note 3).

      - Regal issued 808,313 shares of common stock valued at approximately $4.2 million in exchange for notes receivables from certain shareholders.

      - In connection with the Recapitalization, 456,549 shares of common stock valued at approximately $2.2 million held by certain of the Company's senior management were reinvested in the Company.

11.   EMPLOYEE BENEFIT PLANS

      The Company sponsors employee benefit plans under section 401(k) of the Internal Revenue Code for the benefit of substantially all full-time employees. The Company made discretionary contributions of approximately $280,000, $291,000 and $319,000 to the plans in 1996, 1997 and 1998, respectively. All full-time employees are eligible to participate in the plans upon completion of twelve months of employment with 1,000 or more hours of service, subject to a minimum age of 21.

12.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The methods and assumptions used to estimate the fair value of each class of financial instrument are as follows:

      Cash and equivalents, accounts receivable, accounts payable: The carrying amounts approximate fair value because of the short maturity of these instruments.

      Long term debt, excluding capital lease obligations: The carrying amounts of the Company's term loans and the revolving credit facility approximate fair value because the interest rates are based on floating rates identified by reference to market rates. The fair values of the Company's senior subordinated notes and debentures and other debt obligations are estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying amounts and fair values of long-term debt at January 1, 1998 and December 31, 1998 consists of the following:

                             January 1,      December 31,
                                1998             1998
      Carrying amount       $  288,277       $1,317,257
      Fair value            $  289,529       $1,338,257


      Interest rate swaps: As of January 1, 1998 and December 31, 1998 the Company had entered into interest rate swap agreements ranging from five to seven years for the management of interest rate exposure. As of January 1, 1998 and December 31, 1998, such agreements had effectively converted $20 million and $270 million, respectively, of LIBOR floating rate debt to fixed rate obligations with interest rates ranging from 5.32% to 7.32%. Regal continually monitors its position and the credit rating of the interest swap counterparty. The fair values of interest rate swap agreements are estimated based on quotes from dealers of these instruments and represent the estimated amounts the Company would expect to (pay) or receive to terminate the agreements. The fair value of the Company's interest rate swap agreements at January 1, 1998 and December 31, 1998 were $(955,000) and $(3,159,844), respectively.

                                   * * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company engaged Deloitte & Touche LLP ("Deloitte & Touche") as its new independent accountants as of September 9, 1998. Prior to such date, the Company did not consult with Deloitte & Touche regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) and the related instructions to Item 304) or a reportable event (as described in paragraph 304(a)(1)(v)).

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following persons are the current directors and executive officers of the Company. Certain information relating to the directors and executive officers, which has been furnished to the Company by the individuals named, is set forth below.

           NAME                    AGE                                       POSITION
---------------------------   --------------   --------------------------------------------------------------------
Michael L. Campbell                 45         Chairman, President, Chief Executive Officer and Director

Gregory W. Dunn                     39         Executive Vice President and Chief Operating Officer

Robert J. Del Moro                  39         Senior Vice President, Purchasing

Denise K. Gurin                     47         Senior Vice President, Head Film Buyer

J.E. Henry                          50         Senior Vice President, Chief Information Officer, Management Information
                                               Systems

Mike Levesque                       40         Senior Vice President, Operations

D. Mark Monroe                      36         Senior Vice President, Acting Chief Financial Officer and Treasurer

R. Keith Thompson                   37         Senior Vice President, Real Estate and Construction

Phillip J.  Zacheretti              39         Senior Vice President, Marketing and Advertising

David Deniger                       54         Director

Thomas O. Hicks                     53         Director

Henry R. Kravis                     55         Director

Michael J. Levitt                   40         Director

John R. Muse                        48         Director

Alexander Navab, Jr.                33         Director

Clifton S. Robbins                  40         Director

George R. Roberts                   56         Director

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

         Gregory W. Dunn has served as Executive Vice President and Chief Operating Officer since 1995. From 1991 to 1995, Mr. Dunn was Vice President, Marketing and Concessions. From 1989 to 1991, Mr. Dunn was the Purchasing and Operations Manager for Goodrich Quality Theaters, a Grand Rapids, Michigan based theatre chain. From 1986 to 1989, he was a film buyer for Tri-State Theatre Service, Inc.

         Robert J. Del Moro has served as Senior Vice President, Purchasing since September of 1998. From 1997 to 1998, Mr. Del Moro was Vice President, Food Service for the Company. From 1996 to 1997, Mr. Del Moro was Vice President, Entertainment Centers and Food Service. From 1995 to 1996, Mr. Del Moro was Vice President, Marketing and Concession. From 1994 to 1995, Mr. Del Moro was Director, Theatre Promotions and Concession.

         Denise K. Gurin has served as Senior Vice President, Head Film Buyer since September of 1998. From 1997 to 1998, Ms. Gurin was Vice-President, Head Film Buyer. From 1995 to 1997, Ms. Gurin was Senior Vice President, Film and Marketing for Mann Theatres, a Los Angeles, California based theatre chain ("Mann Theatres"). From 1992 to 1995, Ms. Gurin was a film buyer for Mann Theatres.

         J.E. Henry has served as Senior Vice President, Chief Information Officer, Management Information Systems since September of 1998. From 1996 to 1998, Mr. Henry was Vice President, Management Information Systems. From 1994 to 1996, Mr. Henry served as Director of Management Information Systems.

         Mike Levesque has served as Senior Vice President, Operations since January of 1999. From 1996 to 1999, Mr. Levesque was Vice President, Operations
- Northern Region. From 1995 to 1996, Mr. Levesque served as Director of Marketing. During 1995, Mr. Levesque was a District Manager for the Eastern Region, and from 1994 to 1995, Mr. Levesque was a theatre general manager.

         D. Mark Monroe is a certified public accountant and has served as Senior Vice President and Acting Chief Financial Officer since October 1, 1998 and as Vice President and Treasurer since November 1997. From September 1995 to October 1997, Mr. Monroe served as the Director of Accounting Projects. From 1992 to 1995, Mr. Monroe was a manager with Pershing, Yoakley and Associates, a regional accounting and consulting firm. From 1986 to 1991, Mr. Monroe was with Ernst & Young LLP.

         R. Keith Thompson has served as Senior Vice President, Real Estate and Construction since February 1993. Prior thereto, he served as Vice President, Finance since joining the Company in 1991. From June 1984 to July 1991, Mr. Thompson was a Vice President of Corporate Lending at PNC Commercial Corporation.

         Phillip J. Zacheretti has served as Senior Vice President, Marketing and Advertising since August of 1998. During 1998, Mr. Zacheretti was Vice President, Marketing and during 1997 Mr. Zacheritti was Director of Marketing. From 1989 through 1996, Mr. Zacheretti was Director of Marketing for Cinemark USA, Inc., a Plano, Texas based theatre chain.

         David Deniger became a director of the Company upon the closing of the Regal Merger. Mr. Deniger is a Managing Director and principal of Hicks Muse. Mr. Deniger is also General Partner, President and CEO of Olympus Real Estate Corporation. Prior to forming Olympus Real Estate Corporation with Hicks Muse, Mr. Deniger was a founder and served as President and Chief Executive Officer of GE Capital Realty Group, Inc. ("GECRG"), a wholly owned subsidiary of General Electric Capital Corporation ("GE Capital"), organized to underwrite, acquire and manage real estate equity investments made by GE Capital and its co-investors. Prior to forming GECRG, Mr. Deniger was President and CEO of FGB Realty Advisors, a wholly owned subsidiary of MacAndrews & Forbes Financial Service Group. Mr. Deniger also serves as a director of the Arnold Palmer Golf Management Company, Olympus Real Estate Corporation and Park Plaza International.

         Thomas O. Hicks became a director of the Company upon the closing of the Regal Merger. Mr. Hicks has been Chairman and Chief Executive Officer of Hicks Muse since co-founding the firm in 1989. Prior to forming Hicks Muse, Mr. Hicks co-founded Hicks & Haas Incorporated in 1983 and served as its Co-Chairman and Co-Chief Executive Officer through 1989. Mr. Hicks also serves as a director of Capstar Broadcasting Corporation, CEI Citicorp Holdings, S.A., Chancellor Media Corporation, Cooperative Computing, Inc., CorpGroup Limited, Group MVS, S.A. de C.V., Home Interiors & Gifts, Inc., International Home Foods, Inc., LIN Television Corporation, Neodata Services, Inc., Olympus Real Estate Corporation, Sybron International Corporation, Triton Energy Limited and Viasystems Group, Inc.

         Henry R. Kravis became a director of the Company upon the closing of the Regal Merger. He is a managing member of the limited liability company which serves as the general partner of KKR. He is also a director of Accuride Corporation, Amphenol Corporation, Borden, Inc., The Boyds Collection, Ltd., Bruno's, Inc., Evenflo & Spalding Holdings Corporation, The Gillette Company, IDEX Corporation, KinderCare Learning Centers, Inc., KSL Recreational Group, Inc., Newsquest Capital plc, Owens-Illinois, Inc., Owens-Illinois Group, Inc., PRIMEDIA, Inc., Randall's Food Markets, Inc., Reltec Corporation, Safeway Inc., Sotheby's Holdings, Inc., Union Texas Petroleum Holdings, Inc. and World Color Press, Inc.

         Michael J. Levitt became a director of the Company upon the closing of the Regal Merger. Mr. Levitt is a Partner of Hicks Muse. Before joining Hicks Muse, Mr. Levitt was a Managing Director and Deputy Head of Investment Banking with Smith Barney Inc. from 1993 through 1995. From 1986 through 1993, Mr. Levitt was with Morgan Stanley & Co. Incorporated, most recently as a Managing Director responsible for the New York based Financial Enterpreneurs Group. Mr. Levitt also serves as a director of Capstar Broadcasting Corporation, Chancellor Media Corporation, Group MVS, S.A. de C.V., International Home Foods, Inc., LIN Television Corporation and Sunrise Television Corp.

         John R. Muse became a director of the Company upon the closing of the Regal Merger. Mr. Muse is Chief Operating Officer and co-founder of Hicks Muse. Prior to the formation of Hicks Muse in 1989, Mr. Muse headed the investment/merchant banking activities of Prudential Securities for the southwestern region of the United States from 1984 to 1989. Prior to joining Prudential Securities, Mr. Muse served as Senior Vice President and a director of Schneider, Bernet & Hickman, Inc. in Dallas from 1979 to 1983 and was responsible for the company's investment banking activities. Mr. Muse is a director of Arena Brands Holding Corp, Arnold Palmer Golf Management Company, Glass's Information Services, International Home Foods, Inc., LIN Television Corporation, Lucchese, Inc., Olympus Real Estate Corporation, Suiza Foods Corporation and Sunrise Television Corp.

         Alexander Navab, Jr. became a director of the Company upon the closing of the Regal Merger. He has been an executive of KKR and a limited partner of KKR Associates since 1993. From 1991 to 1993, Mr. Navab was an associate at James D. Wolfensohn, Inc. He is also a director of Borden, Inc., KSL Recreation Group, Inc., Newsquest Capital plc, Reltec Corporation and World Color Press, Inc.

         Clifton S. Robbins became a director of the Company upon the closing of the Regal Merger. He was a General Partner of KKR from January 1, 1995 until January 1, 1996 when he became a member of the limited liability company which serves as the general partner of KKR. Prior thereto, he was an executive thereof. Mr. Robbins is a director of AEP Industries, Inc., Borden, Inc., IDEX Corporation, KinderCare Learning Center, Inc. and Newsquest Capital plc.

         George R. Roberts became a director of the Company upon the closing of the Regal Merger. He is a managing member of the limited liability company which serves as the general partner of KKR. He is also a director of Accuride Corporation, Amphenol Corporation, Borden, Inc., The Boyds Collection, Ltd., Bruno's, Inc., Evenflo & Spalding Holdings Corporation, IDEX Corporation, KinderCare Learning Centers, Inc., KSL Recreation Group, Inc., Owens-Illinois, Inc., Owens-Illinois Group, Inc., PRIMEDIA, Inc., Randall's Food Markets, Inc., Reltec Corporation, Safeway Inc., Union Texas Petroleum Holdings, Inc. and World Color Press, Inc.

COMPOSITION OF THE BOARD OF DIRECTORS

         The Board of Directors of the Company consists of nine members, including four directors designated by KKR and four directors designated by Hicks Muse. Directors of the Company are elected annually by the stockholders to serve during the ensuing year or until their respective successors are duly elected and qualified.

ITEM 11.          EXECUTIVE COMPENSATION

         The following table provides information as to annual, long-term or other compensation during the last three fiscal years for the Company's Chief Executive Officer and the Company's four most highly compensated executive officers who were serving as executive officers at the end of fiscal 1998 whose salary and bonus exceeded $100,000 during fiscal 1998 and two individuals who served as executive officers during fiscal 1998 whose salary and bonus exceeded $100,000 during fiscal 1998 (collectively the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                                      LONG TERM
                                                                                                    COMPENSATION
                                                             ANNUAL COMPENSATION                       AWARDS
                                                 --------------------------------------------   ---------------------
                                                                                                     SECURITIES
                                                                                                     UNDERLYING
NAME AND POSITION                                 FISCAL YEAR     SALARY($)     BONUS($)(1)        OPTIONS/SARS(#)
                                                 -------------- -------------- --------------   ---------------------
Michael L. Campbell                                   1998       $     402,000   $    500,000               3,631,364
   Chairman, President and Chief Executive            1997             241,500        671,941                 190,000
   Officer                                            1996             209,463        716,988                 150,000
Gregory W. Dunn                                       1998       $     252,000   $    219,213                 413,255
  Executive Vice President and Chief Operating        1997             125,000        135,000                  60,000
  Officer                                             1996             115,358        130,000                  52,500
Lewis Frazer III (2)                                  1998       $     157,000   $         --                 470,484
  Executive Vice President, Chief Financial           1997             120,000        120,000                  60,000
  Officer and Secretary                               1996             108,413        124,950                  45,000
R. Keith Thompson                                     1998       $     145,000   $    101,175                 227,657
  Senior Vice President, Real Estate and              1997             110,000         70,000                  40,000
  Development                                         1996              95,568         60,000                  30,000
Robert J. Del Moro                                    1998       $     102,000   $     69,892                 146,063
  Senior Vice President, Purchasing                   1997              83,500         42,500                 180,997
                                                      1996              71,000         35,000                 139,500
J.E. Henry                                            1998       $      95,000   $     55,646                 148,343
  Senior Vice President, Chief Information Officer    1997              82,000         40,000                 155,000
  Management Information Systems                      1996              74,000         32,000                 139,500
Robert A. Engel (2)                                   1998       $      77,885   $     41,735                      --
  Senior Vice President Film and Advertising          1997              95,000         50,000                      --
                                                      1996              85,540         55,000                  30,000

------------------

(1) Reflects cash bonus earned in fiscal 1998, 1997 and 1996, respectively, and paid the following fiscal year.

(2) As of October 1, 1998, Messrs. Frazer and Engel were no longer employed by the Company.

         The following table summarizes certain information regarding stock options issued to the Named Executive Officers during fiscal 1998. No stock appreciation rights ("SARs") have been granted by the Company.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                              INDIVIDUAL GRANTS
                           --------------------------------------------------------
                                             PERCENT OF
                             NUMBER OF          TOTAL
                             SECURITIES        OPTIONS                                    POTENTIAL REALIZABLE
                             UNDERLYING      GRANTED TO                                     VALUE AT ASSUMED
                              OPTIONS         EMPLOYEES    EXERCISE                       ANNUAL RATES OF STOCK
                              GRANTED         IN FISCAL      PRICE      EXPIRATION          APPRECIATION FOR
           NAME                (#)(1)           1998       ($/SHARE)       DATE              OPTION TERM (2)
                                                                                     -------------------------------

                                                                                          5%($)          10%($)
                                                                                     --------------- ---------------
Michael L. Campbell        2,536,023(3)        23.62          $5.00       5/27/08     $   7,974,839   $    20,209,807
                           1,095,341(4)        10.20          $5.00       5/27/08         3,443,888         8,727,488

Gregory W. Dunn              309,941(3)         2.89          $5.00       5/27/08           974,602         2,469,833
                             103,314(4)         0.96          $5.00       5/27/08           324,867           823,277

Lewis Frazer III (5)         352,863(3)         3.29          $5.00       5/27/08                --                --
                             117,621(4)         1.09          $5.00       5/27/08                --                --

R. Keith Thompson            170,743(3)         1.59          $5.00       5/27/08           536,896         1,360,600
                              56,914(4)         0.53          $5.00       5/27/08           178,965           453,533

Robert J. Del Moro           109,547(3)         1.02          $5.00       5/27/08           344,468           872,950
                              36,516(4)         0.34          $5.00       5/27/08           114,823           290,984

J.E. Henry                   111,257(3)         1.04          $5.00       5/27/08           349,846           886,577
                              37,086(4)         0.34          $5.00       5/27/08           116,615           295,526

Robert A. Engel (5)               --           --             --             --                  --                --

------------

(1) All options were granted pursuant to the 1998 Stock Purchase and Option Plan for Key Employees of Regal Cinemas, Inc. Reflects 6.2 to 1 stock split effected on May 27, 1998 in connection with the Regal Merger.

(2) Potential realizable value is calculated from a base stock price of $5.00 per share, the exercise price of the options granted.

(3) Options vest in 20% increments annually beginning one year after the date of grant.

(4) Options vest after nine years or earlier if EBIT performance goals are achieved.

(5) As of October 1, 1998, Messrs. Frazer and Engel were no longer employed by the Company and their respective options were canceled.

         The following table summarizes certain information with respect to stock options exercised by the Named Executive Officers pursuant to the Company's Stock Option Plans.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL 1998 YEAR-END OPTION VALUES

                                                              NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                                   UNDERLYING                 IN-THE-MONEY
                                                          UNEXERCISED OPTIONS HELD AT        OPTIONS HELD AT
                                                               DECEMBER 31, 1998          DECEMBER 31, 1998(1)
                                                                      (#)                          ($)
                                                          ---------------------------- ---------------------------
                             SHARES            NET
                          ACQUIRED ON         VALUE
NAME                      EXERCISE (#)     REALIZED($)     EXERCISABLE  UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
----------------------- ---------------- ---------------- ------------- -------------- ------------- -------------
Michael L. Campbell         2,720,926 (2)   $6,850,522 (3)    1,911,801      3,631,364    $7,176,497           -0-
Gregory W. Dunn               863,597 (2)    1,879,628 (3)      498,654        413,255     1,878,087           -0-
Lewis Frazer III (4)        1,457,887 (5)    4,277,473 (6)           --             --            --            --
R. Keith Thompson             471,629 (2)    1,035,046 (3)      272,769        227,657     1,034,649           -0-
Robert J. Del Moro            380,110 (2)      657,776 (3)      207,068        146,063       663,480           -0-
J.E. Henry                    370,909 (2)      674,686 (3)      201,816        148,343       673,876           -0-
Robert A. Engel (4)           926,876 (2)   $3,074,086 (3)           --             --            --            --

------------

(1) Reflects the market value of the underlying securities at exercise, $5.00, minus the average exercise price.

(2)  These stock options were canceled in connection with the Regal Merger.

(3) Reflects cash payments of $5.00 per share minus the exercise price paid in connection with the Regal Merger.

(4) As of October 1, 1998, Messrs. Frazer and Engel were no longer employed by the Company.

(5) Of these shares, 1,457,887 were canceled in connection with the Regal Merger and 470,484 were canceled as a result of Mr. Frazer's resignation.

(6) Of this amount, 2,138,908 reflects cash payments of $5.00 per share minus the exercise price paid in connection with the Regal Merger and 2,138,565 reflects cash payments of $5.00 per share minus the exercise price paid in connection with Mr. Frazer's resignation.

DIRECTORS' COMPENSATION

         Each director of the Company who is not also an officer or employee of the Company receives a fee of $40,000 per year. Directors of the Company are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors of the Company or committees thereof.

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with Messrs. Campbell and Dunn pursuant to which they respectively serve as Chief Executive Officer and Chief Operating Officer of the Company. The terms of the employment agreements commenced upon the closing of the Regal Merger and continue for three years. The employment agreements provide for initial base salaries of $500,000 and $325,000 per year for Messrs. Campbell and Dunn, respectively. Messrs. Campbell and Dunn are entitled to receive annual target bonuses of 140% and 100%, respectively, of their base salaries based upon the achievement by the Company of certain EBITDA and other performance targets set by the Board of Directors of the Company. The employment agreements also provide that the Company will supply Messrs. Campbell and Dunn with other customary benefits generally made available to other senior executives of the Company. Each of the employment agreements also contains a noncompetition and no-raid provision pursuant to which each of Messrs. Campbell and Dunn has agreed, subject to certain exceptions, that during the term of his employment agreement and for one year thereafter, he will not compete with the Company or its theatre affiliates and will not solicit or hire certain employees of the Company. Each of the employment agreements also contains severance provisions providing for the termination of employment of Messrs. Campbell and Dunn by the Company under certain circumstances in which Messrs. Campbell and Dunn will be entitled to receive severance payments equal to the greater of (i) two times their respective annual base salaries and (ii) the balance of their respective base salaries over the then-remaining employment term, in either case payable over 24 months (or if longer, the remaining balance of the employment term) and continuation of health, life, disability and other similar welfare plan benefits.

SETTLEMENT AGREEMENT

         Under the terms of a Settlement Agreement and General Release between the Company and Lewis Frazer III, the Company's former Executive Vice President, Chief Financial Officer and Secretary, the Company paid to Mr. Frazer in a lump sum $2,138,565. In consideration for this payment, Mr. Frazer's options were canceled and his shares of Common Stock were purchased by the Company. In addition, Mr. Frazer and the Company executed mutual releases and Mr. Frazer agreed, subject to certain exceptions, not to disclose any confidential information obtained by him while employed by the Company and not to compete with the Company for a one-year period.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During fiscal 1998, the Compensation Committee was comprised of Messrs. Levitt, Muse, Navab and Robbins. None of these persons has at any time been an officer or employee of the Company or its subsidiaries.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information with respect to the beneficial ownership of shares of the Common Stock as of March 29, 1999, by (i) each person who is known to the Company to own beneficially more than 5% of the Common Stock; (ii) each director of the Company; (iii) the Named Executive Officers of the Company; and (iv) all directors and executive officers of the Company as a group. Unless noted otherwise, the address for each executive officer is in the care of the Company at 7132 Commercial Park Drive, Knoxville, Tennessee 37918.

                                                                          Amount and
                    Name and Address of                              Nature of Beneficial                  Percent
                     Beneficial Owners                                   Ownership(1)                      of Class
----------------------------------------------------------      ------------------------------        ------------------
5% STOCKHOLDERS:
Hicks Muse Parties (2)                                                  100,000,000                          46.3%
         c/o Hicks, Muse, Tate & Furst Incorporated
         200 Crescent Court
         Suite 1600
         Dallas, Texas 75201

KKR 1996 GP L.L.C. (3)                                                  100,000,000                          46.3%
         c/o Kohlberg Kravis Roberts & Co. L.P.
         9 West 57th Street
         Suite 4200
         New York, New York 10019

OFFICERS AND DIRECTORS:
David Deniger                                                                    --                           *
Thomas O. Hicks                                                                  --                           *
Henry R. Kravis                                                                  --                           *
Michael J. Levitt                                                                --                           *
John R. Muse                                                                     --                           *
Alexander Navab, Jr.                                                             --                           *
Clifton S. Robbins                                                               --                           *
George R. Roberts                                                                --                           *
Michael L. Campbell                                                       2,368,350                           1.1%
Gregory W. Dunn                                                             498,654                           *
Robert J. Del Moro                                                               --                           *
J.E. Henry                                                                       --                           *
Lewis Frazer III                                                                 --                           *
Robert A. Engel, Jr.                                                             --                           *
R. Keith Thompson                                                           272,769                           *
All directors and executive officers as a group                           3,227,620                           1.5%
(15 persons)

------------------------
*Indicates ownership of less than one percent of the Company's outstanding Common Stock.

(1) Pursuant to the rules of the Securities and Exchange Commission, certain shares of the Company's Common Stock which a beneficial owner has the right to acquire within 60 days of March 29, 1999 pursuant to the exercise of stock options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such owner but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2) Includes shares owned of record by Regal Equity Partners, L.P. ("Regal Partners"), a limited partnership whose sole general partner is TOH/Ranger, LLC ("Ranger LLC"). Mr. Hicks is the sole member and director of Ranger LLC and, accordingly, may be deemed to be the beneficial owner of the Common Stock held directly or indirectly by Regal Partners. John R. Muse, Charles
     W. Tate, Jack D. Furst, Lawrence D. Stuart, Jr. and Michael J. Levitt are officers of Ranger LLC and as such may be deemed to share with Mr. Hicks the power to vote or dispose of the Common Stock held by Regal Partners. Each of Messrs. Hicks, Muse, Tate, Furst, Stuart and Levitt disclaims beneficial ownership of the Common Stock not respectively owned of record by him.

(3) KKR 1996 GP L.L.C. is the sole general partner of KKR Associates 1996 L.P. KKR Associates 1996 L.P., a limited partnership, is the sole general partner of KKR 1996 Fund L.P., a limited partnership formed at the direction of KKR, and possesses sole voting and investment power with respect to such shares. KKR 1996 GP L.L.C. is a limited liability company, the managing members of which are Henry R. Kravis and George R. Roberts, and the other members of which are Robert I. MacDowell, Paul E. Raether, Michael W. Michelson, Michael T. Tokarz, James H. Greene, Jr., Perry Golkin, Clifton S. Robbins, Scott M. Stuart and Edward A. Gilhuly. Messrs. Kravis, Roberts and Robbins are directors of the Company. Mr. Alexander Navab, Jr. is a limited partner of KKR Associates 1996 L.P. and is also a director of the Company. Each of such individuals may be deemed to share beneficial ownership of the shares shown as beneficially owned by KKR 1996 GP L.L.C. Each of such individuals disclaims beneficial ownership of such shares.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following is a summary description of the principal terms of the following agreements and is subject to and qualified in its entirety by reference to the full text of such agreements, which are filed as exhibits to this Form 10-K.

KKR/HICKS MUSE STOCKHOLDERS AGREEMENT

         Concurrently with the consummation of the Regal Merger, the Company entered into a stockholder agreement with Hicks Muse and KKR (the "KKR/Hicks Muse Stockholders Agreement"). Among other things, the KKR/Hicks Muse Stockholders Agreement provides that each of Hicks Muse and KKR has the right to appoint an equal number of directors to the Board of Directors of the Company, subject to maintaining specified ownership thresholds. The number of directors appointed by KKR and Hicks Muse together shall constitute a majority of the Board of Directors. The KKR/Hicks Muse Stockholders Agreement further provides that Hicks Muse and KKR will amend the Company's bylaws to provide that no action may be validly taken at a meeting of the Board of Directors unless a majority of the Board of Directors, a majority of the directors designated by Hicks Muse and a majority of the directors designated by KKR have approved such action.

         The KKR/Hicks Muse Stockholders Agreement provides that neither Hicks Muse nor KKR may transfer its shares of Common Stock to a person other than its respective affiliates for a period of five years following the closing date of the Regal Merger. In addition, the KKR/Hicks Muse Stockholders Agreement provides KKR and Hicks Muse with certain registration rights and limits the ability of either KKR or Hicks Muse to separately acquire motion picture exhibition assets in excess of a specified amount without first offering the other the right to participate in such acquisition opportunity.

DLJ STOCKHOLDERS AGREEMENT

         Concurrently with the consummation of the Regal Merger, the Company, Hicks Muse, KKR and DLJ entered into a stockholders agreement (the "DLJ Stockholders Agreement"). Under the DLJ Stockholders Agreement, DLJ has the right to participate pro rata in certain sales of Common Stock by KKR and Hicks Muse, and KKR and Hicks Muse have the right to require DLJ to participate pro rata in certain sales by KKR and Hicks Muse. The DLJ Stockholders Agreement also grants DLJ stockholders certain registration and preemptive rights.

CERTAIN FEES

         Each of KKR and Hicks Muse received a fee for negotiating the Recapitalization and arranging the financing therefor, plus the reimbursement of their respective expenses in connection therewith, and from time to time, each of KKR and Hicks Muse may receive customary investment banking fees for services rendered to the Company in connection with divestitures, acquisitions and certain other transactions. In addition, KKR and Hicks Muse have agreed to render management, consulting and financial services to the Company for an aggregate annual fee of $1.0 million.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K.

(a)      1.       Financial Statements:

                           The following Financial Statements of Regal Cinemas, Inc. are included in Part II, Item 8.

                           Report of Independent Auditors
                           Report of Coopers & Lybrand L.L.P., Independent
                                    Accountants
                           Report of Ernst & Young LLP, Independent Auditors Consolidated Balance Sheets at January 1, 1998 and
                                    December 31, 1998.
                           Consolidated Statements of Operations for the years
                                    ended January 2, 1997, January 1, 1998 and
                                    December 31, 1998.
                           Consolidated Statements of Changes in Shareholders'
                                    Equity for the years ended January 2, 1997, January 1, 1998 and December 31, 1998.
                           Consolidated Statements of Cash Flows for the years
                                    ended January 2, 1997, January 1, 1998 and
                                    December 31, 1998.
                           Notes to Consolidated Financial Statements


         2.       Financial Statement Schedules - Not applicable.

         3.       Exhibits:

Exhibit
Number                 Description
-----------------      ---------------------------------------------------------
2.1                   --   Agreement and Plan of Merger, dated as of January 19,
                           1998, by and among Regal Cinemas, Inc., Screen
                           Acquisition Corp. and Monarch Acquisition Corp. (1)

2.2                   --   Agreement and Plan of Merger, dated as of August 20,
                           1998, by and among Regal Cinemas, Inc., Knoxville
                           Acquisition Corp. and Act III Cinemas, Inc. (2)

3.1                   --   Amended and Restated Charter of the Registrant. (3)

3.2                   --   Restated Bylaws of the Registrant. (4)

4.1                   --   Specimen Common Stock certificate. (4)

4.2                   --   Article 5 of the Registrant's Amended and Restated
                           Charter (included in the Amended and Restated Charter
                           filed as Exhibit 3.1 hereto).

4.3                   --   Indenture, dated as of May 27, 1998, by and between
                           Regal Cinemas, Inc. and IBJ Whitehall Bank & Trust
                           Company (formerly IBJ Schroder Bank & Trust Company).
                           (5)

4.4                   --   Form of Regal Cinemas, Inc. 9 1/2% Senior
                           Subordinated Note due June 1, 2008 (contained in
                           Indenture filed as Exhibit 4.3 hereto).

4.5                   --   Indenture, dated as of December 16, 1998, by and
                           between Regal Cinemas, Inc. and IBJ Whitehall Bank &
                           Trust Company (IBJ Schroder Bank & Trust Company).
                           (6)

4.6                    --  Form of Regal Cinemas, Inc. 8 7/8% Senior
                           Subordinated Debenture due December 15, 2010
                           (contained in the Indenture filed as Exhibit 4.5 hereto).

10.1                   --  Employment Agreement, dated as of May 27, 1998, by
                           and between Regal Cinemas, Inc. and Michael L.
                           Campbell. (5)

10.2                  --   Employment Agreement, dated as of May 27, 1998, by
                           and between Regal Cinemas, Inc. and Gregory W. Dunn.
                           (5)

10.3                  --   Severance Agreement and General Release, dated as of
                           September 30, 1998, by and between Regal Cinemas,
                           Inc. and Lewis Frazer III.*

10.4                  --   Credit Agreement, dated as of May 27, 1998, by and
                           between Regal Cinemas, Inc., its subsidiaries and the
                           lenders named therein. (5)

10.4-1                --   First Amendment, dated as of August 26, 1998, by and
                           between Regal Cinemas, Inc., its subsidiaries and the
                           lenders named therein. (3)

10.4-2                --   Second Amendment, dated as of December 31, 1998, by
                           and between Regal Cinemas, Inc., its subsidiaries and
                           the lenders named therein. (7)

10.5                  --   1993 Employee Stock Incentive Plan. (4)

10.6                  --   Regal Cinemas, Inc. Participant Stock Option Plan. (4)

10.7                  --   Regal Cinemas, Inc. Employee Stock Option Plan. (4)

10.8                  --   1998 Stock Purchase and Option Plan for Key Employees
                           of Regal Cinemas, Inc. (8)

10.9                  --   Form of Management Stockholder's Agreement. (8)

10.10                 --   Form of Non-Qualified Stock Option Agreement. (8)

10.11                 --   Form of Sale Participation Agreement. (8)

10.12                 --   Form of Registration Rights Agreement. (8)

10.13                 --   Stockholders' Agreement, dated as of May 27, 1998, by
                           and among Regal Cinemas, Inc., KKR 1996 Fund, L.P.,
                           KKR Partners II, L.P. and Regal Equity Partners, L.P.
                           (3)

10.14                 --   Stockholders' and Registration Rights Agreement,
                           dated as of May 27, 1998, by and among Regal Cinemas,
                           Inc., KKR 1996 Fund, L.P., KKR Partners II, L.P.,
                           Regal Equity Partners, L.P. and the DLJ signatories
                           thereto. (3)

21                    --   Subsidiaries.*

23.1                  --   Consent of Deloitte & Touche LLP. *

23.2                  --   Consent of PricewaterhouseCoopers LLP.*

23.3                  --   Consent of Ernst & Young LLP. *

27                    --   Financial Data Schedule (for SEC use only).*

-----------------

* Filed herewith.

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K dated January 20, 1998.

(2) Incorporated by reference to the Registrant's Current Report on Form 8-K dated September 1, 1998.

(3) Incorporated by reference to the Registrant's Registration Statement on Form S-4, Registration No. 333-64399.

(4) Incorporated by reference to the Registrant's Registration Statement on Form S-1, Registration No. 33-62868.

(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 2, 1998.

(6) Incorporated by reference to the Registrant's Registration Statement on Form S-4, Registration No. 333-69943.

(7) Incorporated by reference to the Registrant's Registration Statement on Form S-4/A, Registration No. 333-69931.

(8) Incorporated by reference to the Registrant's Registration Statement on Form S-8, Registration No. 333-52943.


         (b) During the fourth quarter of fiscal 1998 ended December 31, 1998, the Registrant filed a Current Report on Form 8-K/A on September 23, 1998, reporting changes in the Registrant's Certifying Accountant.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               REGAL CINEMAS, INC.

Dated: March 31, 1999                   By: /s/ Michael L. Campbell
                                           ------------------------
                                           Michael L. Campbell, Chairman,
                                           President, Chief Executive Officer
                                             and Director

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

Signature                                      Title                                    Date
---------                                      -----                                    ----
/s/ Michael L. Campbell                        Chairman of the Board,                   March 31, 1999
Michael L. Campbell                               President, Chief Executive
                                                  Officer and Director (Principal
                                                  Executive Officer)

/s/ D. Mark Monroe                             Senior Vice President, Acting            March 31, 1999
D. Mark Monroe                                    Chief Financial Officer and
                                                  Treasurer (Principal Financial
                                                  and Accounting Officer)

/s/ David Deniger                              Director                                 March 31, 1999
David Deniger

/s/ Thomas O. Hicks                            Director                                 March 31, 1999
Thomas O. Hicks

/s/ Henry R. Kravis                            Director                                 March 31, 1999
Henry R. Kravis

/s/ Michael J. Levitt                          Director                                 March 31, 1999
Michael J. Levitt

/s/ John R. Muse                               Director                                 March 31, 1999
John R. Muse

/s/ Alexander Navab, Jr.                       Director                                 March 31, 1999
Alexander Navab, Jr.

/s/ Clifton S. Robbins                         Director                                 March 31, 1999
Clifton S. Robbins

/s/ George R. Roberts                          Director                                 March 31, 1999
George R. Roberts

    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

    No annual report or proxy material has been sent to security holders.

                                INDEX TO EXHIBITS

Exhibit
Number                 Description
-----------------      ---------------------------------------------------------

2.1                    --  Agreement and Plan of Merger, dated as of January 19,
                           1998, by and among Regal Cinemas, Inc., Screen
                           Acquisition Corp. and Monarch Acquisition Corp. (1)

2.2                   --   Agreement and Plan of Merger, dated as of August 20,
                           1998, by and among Regal Cinemas, Inc., Knoxville
                           Acquisition Corp. and Act III Cinemas, Inc. (2)

3.1                   --   Amended and Restated Charter of the Registrant. (3)

3.2                   --   Restated Bylaws of the Registrant. (4)

4.1                   --   Specimen Common Stock certificate. (4)

4.2                   --   Article 5 of the Registrant's Amended and Restated
                           Charter (included in the Amended and Restated Charter
                           filed as Exhibit 3.1 hereto).

4.3                   --   Indenture, dated as of May 27, 1998, by and between
                           Regal Cinemas, Inc. and IBJ Whitehall Bank & Trust
                           Company (formerly IBJ Schroder Bank & Trust Company).
                           (5)

4.4                   --   Form of Regal Cinemas, Inc. 9 1/2% Senior
                           Subordinated Note due June 1, 2008 (contained in
                           Indenture filed as Exhibit 4.3 hereto).

4.5                   --   Indenture, dated as of December 16, 1998, by and
                           between Regal Cinemas, Inc. and IBJ Whitehall Bank &
                           Trust Company (IBJ Schroder Bank & Trust Company).
                           (6)

4.6                   --   Form of Regal Cinemas, Inc. 8 7/8% Senior
                           Subordinated Debenture due December 15, 2010
                           (contained in the Indenture filed as Exhibit 4.5
                           hereto).

10.1                  --   Employment Agreement, dated as of May 27, 1998, by
                           and between Regal Cinemas, Inc. and Michael L.
                           Campbell. (5)

10.2                  --   Employment Agreement, dated as of May 27, 1998, by
                           and between Regal Cinemas, Inc. and Gregory W. Dunn.
                           (5)

10.3                  --   Severance Agreement and General Release, dated as of
                           September 30, 1998, by and between Regal Cinemas,
                           Inc. and Lewis Frazer III.*

10.4                  --   Credit Agreement, dated as of May 27, 1998, by and
                           between Regal Cinemas, Inc., its subsidiaries and the
                           lenders named therein. (5)

10.4-1                 --  First Amendment, dated as of August 26, 1998, by and
                           between Regal Cinemas, Inc., its subsidiaries and the
                           lenders named therein. (3)

10.4-2                 --  Second Amendment, dated as of December 31, 1998, by
                           and between Regal Cinemas, Inc., its subsidiaries and
                           the lenders named therein. (7)

10.5                   --  1993 Employee Stock Incentive Plan. (4)

10.6                   --  Regal Cinemas, Inc. Participant Stock Option Plan.(4)

10.7                   --  Regal Cinemas, Inc. Employee Stock Option Plan. (4)

10.8                   --  1998 Stock Purchase and Option Plan for Key Employees
                           of Regal Cinemas, Inc. (8)

10.9                   --  Form of Management Stockholder's Agreement. (8)

10.10                  --  Form of Non-Qualified Stock Option Agreement. (8)

10.11                  --  Form of Sale Participation Agreement. (8)

10.12                  --  Form of Registration Rights Agreement. (8)

10.13                  --  Stockholders' Agreement, dated as of May 27, 1998, by
                           and among Regal Cinemas, Inc., KKR 1996 Fund, L.P.,
                           KKR Partners II, L.P. and Regal Equity Partners, L.P.
                           (3)

10.14                 --   Stockholders' and Registration Rights Agreement,
                           dated as of May 27, 1998, by and among Regal Cinemas,
                           Inc., KKR 1996 Fund, L.P., KKR Partners II, L.P.,
                           Regal Equity Partners, L.P. and the DLJ signatories
                           thereto. (3)

21                    --   Subsidiaries.*

23.1                  --   Consent of Deloitte & Touche LLP. *

23.2                  --   Consent of PricewaterhouseCoopers LLP.*

23.3                  --   Consent of Ernst & Young LLP. *

27                    --   Financial Data Schedule (for SEC use only).*

-----------------

* Filed herewith.

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K dated January 20, 1998.

(2) Incorporated by reference to the Registrant's Current Report on Form 8-K dated September 1, 1998.

(3) Incorporated by reference to the Registrant's Registration Statement on Form S-4, Registration No. 333-64399.

(4) Incorporated by reference to the Registrant's Registration Statement on Form S-1, Registration No. 33-62868.

(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 2, 1998.

(6) Incorporated by reference to the Registrant's Registration Statement on Form S-4, Registration No. 333-69943.

(7) Incorporated by reference to the Registrant's Registration Statement on Form S-4/A, Registration No. 333-69931.

(8) Incorporated by reference to the Registrant's Registration Statement on Form S-8, Registration No. 333-52943.