Form 10-Q
period 1999-04-01
REGAL CINEMAS INC
filed 1999-05-17
CIK 905035

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 1999

                        Commission file number 333-52943
                                               ----------

                              Regal Cinemas, Inc.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Tennessee                                    62-1412720
-------------------------------            -------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


   7132 Commercial Park Drive
      Knoxville, Tennessee                                 37918
-----------------------------------------    -----------------------------------
(Address of Principal Executive Offices)                 (Zip Code)



Registrant's Telephone Number, Including Area Code:     (423) 922-1123
                                                    -------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                        -----    -----

         Common Stock outstanding - 216,672,105 shares at May 13, 1999.

                         PART I -- FINANCIAL INFORMATION


ITEM 1.
FINANCIAL STATEMENTS.
-------------------------------------------------------------------------------



                               REGAL CINEMAS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    -----------------------------------------
                            (in thousands of dollars)

                                     ASSETS

                                                      APRIL 1,          DECEMBER 31,
                                                       1999                 1998
                                                    -----------         ------------
Current assets:
   Cash and equivalents .......................     $        --         $    20,621
   Accounts receivable ........................           2,174               3,161
   Inventories ................................           4,304               4,014
   Prepaid and other current assets ...........          16,016              12,999
   Deferred income tax asset ..................           1,271               1,271
                                                    -----------         -----------
      Total current assets ....................          23,765              42,066
                                                    -----------         -----------
Property and equipment:
   Land .......................................         111,692             111,854
   Buildings and leasehold improvements .......         699,159             650,313
   Equipment ..................................         380,053             368,792
   Construction in progress ...................         152,978             103,253
                                                    -----------         -----------
                                                      1,343,882           1,234,212
   Accumulated depreciation and amortization...        (156,485)           (139,643)
                                                    -----------         -----------
      Total property and equipment, net .......       1,187,397           1,094,569

Goodwill, net of accumulated amortization
   of $12,887 and $10,170, respectively .......         437,125             439,842
Deferred income tax asset .....................          37,538              37,538
Other assets ..................................          49,009              47,989
                                                    -----------         -----------

      Total assets ............................     $ 1,734,834         $ 1,662,004
                                                    ===========         ===========



     See accompanying notes to condensed consolidated financial statements.

                               REGAL CINEMAS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
 -------------------------------------------------------------------------------
                 (in thousands of dollars, except share amounts)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                    APRIL 1,          DECEMBER 31,
                                                                     1999                 1998
                                                                  -----------         -----------
Current liabilities:
   Current maturities of long-term debt ..................        $     6,406         $     6,524
   Accounts payable ......................................             58,382              65,592
   Accrued expenses ......................................             56,241              44,734
                                                                  -----------         -----------
      Total current liabilities ..........................            121,029             116,850
                                                                  -----------         -----------

Long-term debt, less current maturities ..................          1,414,041           1,334,542
Other liabilities ........................................              9,269               8,077
                                                                  -----------         -----------
      Total liabilities ..................................          1,544,339           1,459,469
                                                                  -----------         -----------
Commitments and Contingencies

Shareholders' equity:
   Preferred stock, no par; 100,000,000 shares authorized,
      none issued ........................................                 --                  --
   Common stock, no par; 500,000,000 shares authorized;
      216,672,105 and 216,552,105 shares issued and
      outstanding at April 1, 1999 and
      December 31, 1998 ..................................            198,027             197,427
   Loans to shareholders .................................             (4,212)             (4,212)
Retained earnings (deficit) ..............................             (3,320)              9,320
                                                                  -----------         -----------
      Total shareholders' equity .........................        $   190,495         $   202,535
                                                                  -----------         -----------

      Total liabilities and shareholders' equity .........        $ 1,734,834         $ 1,662,004
                                                                  ===========         ===========


     See accompanying notes to condensed consolidated financial statements.

                               REGAL CINEMAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  --------------------------------------------------------------------------
                            (in thousands of dollars)

                                                 THREE MONTHS ENDED
                                           -----------------------------
                                             APRIL 1,          APRIL 2,
                                               1999              1998
                                            ----------        ----------
Revenue:
  Admissions ........................        $ 132,242         $  95,347
  Concessions .......................           55,609            40,101
  Other operating revenue ...........           10,487             6,698
                                             ---------         ---------
         Total revenues .............          198,338           142,147
                                             ---------         ---------
Operating expenses:
  Film rental and advertising costs .           67,252            48,846
  Cost of concessions and other .....            9,492             6,369
  Theatre operating expenses ........           83,926            49,669
  General and administrative expenses            7,598             4,210
  Depreciation and amortization .....           19,530             9,581
                                             ---------         ---------
         Total operating expenses ...          187,798           118,675
                                             ---------         ---------
Operating income ....................           10,540            23,472
Other income (expense):
     Interest expense ...............          (30,191)           (4,791)
     Interest income ................              202               149
     Other ..........................               38              (240)
                                             ---------         ---------
Income (loss) before (provision for)
  benefit from income taxes .........          (19,411)           18,590
(Provision for) benefit from
  income taxes ......................            6,772            (7,250)
                                             ---------         ---------
Net income (loss) ...................        $ (12,640)        $  11,340
                                             =========         =========




     See accompanying notes to condensed consolidated financial statements.

                               REGAL CINEMAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     ---------------------------------------------------------------------
                            (in thousands of dollars)

                                                                     THREE MONTHS ENDED
                                                                 --------------------------
                                                                  APRIL 1,         APRIL 2,
                                                                    1999            1998
                                                                 ---------        ---------

Cash flows from operating activities:
Net income (loss) .......................................        $ (12,640)        $ 11,340
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation and amortization ...................           20,744            9,581
        Loss (gain) on sale of assets ...................               --              (17)
        Deferred income taxes ...........................               --              948
        Changes in operating assets and liabilities:
          Accounts receivable ...........................              987            3,297
          Inventories ...................................             (290)               5
          Prepaid and other current assets ..............           (3,017)          (1,016)
          Accounts payable ..............................           (7,210)          (2,078)
          Accrued expenses and other liabilities ........           12,699            5,028
                                                                 ---------         --------
               Net cash provided by operating activities            11,273           27,088

Cash flows from investing activities:
   Capital expenditures, net ............................         (109,640)         (48,130)
   Investment in other assets ...........................           (2,234)            (295)
                                                                 ---------         --------
               Net cash used in investing activities ....         (111,874)         (48,425)
Cash flows from financing activities:
   Borrowings under long-term debt ......................           80,000           19,792
   Payments under long-term debt ........................             (620)              --
   Net proceeds from issuance of common stock upon
      exercise of warrants and options ..................              600               27
   Stock compensation expense ...........................               --               25
                                                                 ---------         --------
               Net cash provided by financing activities            79,980           19,844
                                                                 ---------         --------
Net decrease in cash and equivalents ....................          (20,621)          (1,493)
Cash and equivalents at beginning of period .............           20,621           18,398
                                                                 ---------         --------
Cash and equivalents at end of period ...................        $      --         $ 16,905
                                                                 =========         ========




     See accompanying notes to condensed consolidated financial statements.

                               REGAL CINEMAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      ---------------------------------------------------------------------

1.       THE COMPANY AND BASIS OF PRESENTATION

         Regal Cinemas, Inc. and its wholly owned subsidiaries, collectively referred to as the "Company," operates multi-screen motion picture theatres principally throughout the eastern and northwestern United States. The Company formally operates on a fiscal year ending on the Thursday closest to December 31.

         The condensed consolidated balance sheet as of April 1, 1999, the condensed consolidated statements of operations for the three months ended April 1, 1999 and April 2, 1998 and the condensed consolidated statements of cash flows for the three months ended April 1, 1999 and April 2, 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 31, 1998 information has been derived from the audited December 31, 1998 balance sheet of Regal Cinemas, Inc.

         Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

         It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K dated March 31, 1999. The results of operations for the three-month period ended April 1, 1999 are not necessarily indicative of the operating results for the full year.

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

         The net proceeds of a $400 million senior subordinated note offering, initial borrowings of $375.0 million under its senior credit facilities and the proceeds of $776.9 million from the investment by KKR, Hicks Muse, DLJ Merchant Banking Partners II, L.P. and affiliated funds ("DLJ") and management in the Company were used: (i) to fund the cash payments required to effect the Merger and the Option/Warrant Redemption; (ii) to repay and retire the Company's existing senior credit facilities; (iii) to repurchase the Company's then existing senior subordinated notes; and (iv) to pay related fees and expenses. Upon consummation of the Merger, KKR owned $287.3 million of the Company's equity securities, Hicks Muse owned $437.3 million of the Company's equity securities and DLJ owned $50.0 million of the Company's equity securities. Each investor received securities

                               REGAL CINEMAS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        -----------------------------------------------------------------

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

         During the last three quarters of fiscal 1998, nonrecurring costs of approximately $65.7 million, including approximately $41.9 million of compensation costs, were incurred in connection with the Recapitalization. Financing costs of approximately $34.2 million were incurred and classified as deferred financing costs which will be amortized over the lives of the new debt facilities (see Note 4). Of the total Merger and Recapitalization costs above, an aggregate of $19.5 million was paid to KKR and Hicks Muse.

3.       ACQUISITIONS

         On August 26, 1998, the Company acquired Act III Cinemas, Inc. (the "Act III merger"). Total purchase cost was approximately $312.2 million, representing primarily the value of 60,383,388 shares of the Company's common stock issued to acquire each share of Act III's outstanding common stock and the value of 5,195,598 options of the Company issued for Act III options. In connection with the Act III merger, the Company also amended its credit facilities and borrowed $383.3 million thereunder to repay Act III's borrowings and accrued interest under Act III's existing credit facilities and two senior subordinated notes totaling $150.0 million.

         The Act III merger has been accounted for as a purchase, applying the applicable provisions of Accounting Principles Board Opinion No. 16. Allocation of the purchase price as of April 1, 1999 is as follows:


                                                                ($'s in thousands)
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
                                                                    =========


                               REGAL CINEMAS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
       -------------------------------------------------------------------

       The following unaudited consolidated pro forma condensed results of operations data gives effect to the Act III merger and Regal Recapitalization as if they had occurred as of January 2, 1998 ($'s thousands):

                                              Three Months ended
                                              --------------------
                                                    April 2,
                                                     1998
                                                    ------
                        Revenues                   $208,585

                        Income (Loss) Before
                        Extraordinary Items        $(44,476)



4.       LONG-TERM DEBT

         Long-term debt at April 1, 1999 and December 31, 1998, consists of the following:

                                                                  APRIL 1,       DECEMBER 31,
                                                                   1999              1998
                                                                 ---------       ------------
                                                                        (IN THOUSANDS)
         $600,000 of the Company's senior subordinated
         notes due June 1, 2008, with interest payable
         semiannually at 9.5%. Notes are redeemable, in
         whole or in part, at the option of the Company
         at any time on or after June 1, 2003, at the
         redemption prices (expressed as percentages of
         the principal amount thereof) set forth below
         together with accrued and unpaid interest to
         the redemption date, if redeemed during the
         12 month period beginning on June 1 of the
         years indicated:

               Year                       Redemption Price
               ----                       ----------------

               2003                       104.750%
               2004                       103.167%
               2005                       101.583%
               2006 and thereafter        100.000%               $   600,000       $    600,000

         $200,000 of the Company's senior subordinated debentures due December 15, 2010, with interest payable semiannually at 8.875%. Debentures are redeemable, in whole or in part, at the option of the Company at any time on or after December
         15, 2003, at the redemption prices (expressed as percentages of the principal amount thereof) set forth below together with accrued and unpaid interest to the redemption date if redeemed during the 12 month period beginning on December 15 of the years indicated:

               Year                       Redemption Date
               ----                       ---------------

               2003                       104.438%
               2004                       103.328%
               2005                       102.219%
               2006                       101.109%
               2007 and thereafter        100.000%                   200,000            200,000



                               REGAL CINEMAS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
       -------------------------------------------------------------------


        Term Loans                                        512,500          512,500

        Revolving Credit Facility                          80,000               --

        Capital lease obligations, payable in monthly
          installments plus interest at 14%                23,440           23,809

        Other                                               4,506            4,757
                                                      -----------       ----------
                                                        1,420,446        1,341,066

        Less current maturities                            (6,405)          (6,524)
                                                      -----------       ----------
                                                      $ 1,414,041        1,334,542
                                                      ===========       ==========


          CREDIT FACILITIES (In thousands) -- In connection with the Merger and Recapitalization, the Company entered into credit facilities provided by a syndicate of financial institutions. Such credit facilities, as amended (the "Credit Facilities"), now include a $500,000 Revolving Credit Facility (including the availability of Revolving Loans, Swing Line Loans, and Letters of Credit) and three term loan facilities:
          Term A, Term B, and Term C (the "Term Loans"). The Company must pay an annual commitment fee ranging from 0.2% to 0.425%, depending on the Company's Total Leverage Ratio, as defined in the Credit Facilities, of the unused portion of the Revolving Credit Facility. Borrowings of $80,000 were outstanding under the Revolving Credit Facility at April 1, 1999. Such facility expires in June 2005.

          Borrowings under the Term A Loan or the Revolving Credit Facility can be made at the "Base Rate" plus a margin of 0% to 1%, or the "LIBOR Rate," plus .625% to 2.25%, both depending on the Total Leverage Ratio. The Base Rate on revolving loans is the rate established by the Administrative Agent in New York as its base rate for dollars loaned in the United States. The LIBOR Rate is based on the LIBOR rate for the corresponding length of loan. The outstanding balance amounted to $240,000 at April 1, 1999, and one percent of the outstanding balance is due annually through 2004, with the balance of the loan due in 2005.

          Borrowings under the Term B Loan can be made at the Base Rate plus a margin of 0.75% to 1.25% or the LIBOR Rate plus 2.0% to 2.5%, both depending on the Total Leverage Ratio. The outstanding balance amounted to $137,500 at April 1, 1999, and the outstanding balance is due in 2006.

          Borrowings under the Term C Loan can be made at the Base Rate plus a margin of 1.0% to 1.5% or the LIBOR Rate plus 2.25% to 2.75%, both depending on the Total Leverage Ratio. The outstanding balance amounted to $135,000 at April 1, 1999, and one percent of the outstanding balance is due annually through 2006, with the balance of the loan due in 2007.

          The Credit Facilities contain customary covenants and restrictions on the Company's ability to issue additional debt, pay dividends or engage in certain activities and include customary events of default. In addition, the Credit Facilities specify that the Company must meet or exceed defined fixed charge coverage ratios and must not exceed defined leverage ratios. The Company was in compliance with such covenants at April 1, 1999.

          The Credit Facilities are collateralized by a pledge of the stock of the Company's domestic subsidiaries. The Company's payment obligations under the Credit Facilities are guaranteed by its direct and indirect U.S. subsidiaries.

                               REGAL CINEMAS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
      --------------------------------------------------------------------


5.         INCOME TAXES

           The effective income tax rate for the three month period ended April 1, 1999 differs from the statutory income tax rate principally due to nondeductible goodwill amortization and the inclusion of state income taxes. The effective tax rate for the three month period ended April 2, 1998 differs from the statutory income tax rate principally due to the inclusion of state income taxes. The Company's effective tax rates for the three-month period ended April 1, 1999 and April 2, 1998 were 34.9% and 39.0%, respectively.

6.         CAPITAL STOCK

           Earnings per share information is not presented herein as the Company's shares do not trade in a public market. After the Recapitalization, the Company effected a stock split in the form of a stock dividend resulting in a price per share of $5.00, which $5.00 per share price is equivalent to the $31.00 per share consideration paid in the Merger. The Company's common shares issued and outstanding throughout the accompanying financial statements and notes reflect the retroactive effect of the Recapitalization stock split.

7.         RECLASSIFICATIONS

           Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 presentation.

                                     ITEM 2.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

OVERVIEW

           The following analysis of the financial condition and results of operations of Regal Cinemas, Inc. (the "Company"), should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included herein.

BACKGROUND OF REGAL

           The Company has achieved significant growth in theatres and screens since its formation in November of 1989. Since inception through April 1, 1999 the Company has acquired 308 theatres with 2,307 screens (net of subsequently closed locations), developed 99 new theatres with 1,288 screens and added 101 new screens to existing theatres. Theatres developed by the Company typically generate positive theatre level cash flow within the first six months following commencement of operation and reach a mature level of attendance within one to three years following commencement of operation. Theatre closings have had no significant effect on the operations of the Company.

RESULTS OF OPERATIONS

           The Company's revenues are generated primarily from admissions and concession sales. Additional revenues are generated by electronic video games located adjacent to the lobbies of certain of the Company's theatres and by on-screen advertisements, rebates from concession vendors, and revenues from the Company's eight entertainment centers which are adjacent to theatre complexes. Direct theatre costs consist of film rental and advertising costs, costs of concessions and theatre operating expenses. Film rental costs are related to the popularity of a film and the length of time since the film's release and generally decline as a percentage of admission revenues the longer a film has been released. Because certain concession items, such as fountain drinks and popcorn, are purchased in bulk and not pre-packaged for individual servings, the Company is able to improve its margins by negotiating volume discounts. Theatre operating expenses consist primarily of theatre labor and occupancy costs. At April 1, 1999, approximately 38% of the Company's employees were paid at the federal minimum wage and, accordingly, the minimum wage largely determines the Company's labor costs for those employees. Future increases in minimum wage requirements or legislation requiring additional employer funding of health care, among other things, may increase theatre operating expenses as a percentage of total revenues.

           The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items reflected in the Company's consolidated statements of operations.


                                                             PERCENTAGE OF TOTAL
                                                                  REVENUES
                                                         ---------------------------
                                                              THREE MONTHS ENDED
                                                         ---------------------------
                                                           APRIL 1,        APRIL 2,
                                                             1999            1998
                                                          ----------     -----------
           Revenue:
             Admissions .............................          66.7%         67.1%
             Concessions ............................          28.0%         28.2%
             Other operating revenue ................           5.3%          4.7%
                                                            -------        ------
                    Total revenues ..................         100.0%        100.0%
                                                            -------        ------
           Operating Expenses:
             Film rental and advertising costs ......          33.9%         34.4%
             Cost of concessions and other ..........           4.8%          4.5%
             Theatre operating expenses .............          42.3%         34.9%
             General and administrative expenses ....           3.8%          3.0%
             Depreciation and amortization ..........           9.8%          6.7%
                                                            -------        ------
                    Total operating expenses ........          94.6%         83.5%
                                                            -------        ------
           Operating income .........................           5.4%         16.5%
                                                            -------        ------
           Other income (expense):
                 Interest expense ...................         (15.2)%        (3.4)%
                 Interest income ....................           0.1%          0.1%
                 Other ..............................         --             (0.2%)
                                                            -------        ------
           Income before (provision for) benefit from
             income taxes ...........................          (9.7)%        13.0%
           (Provision for) benefit from income taxes            3.5%         (5.1)%
                                                            -------        ------
           Net income (loss) ........................          (6.4)%         7.9%
                                                            =======        ======

THREE MONTHS ENDED APRIL 1, 1999 AND APRIL 2, 1998

         TOTAL REVENUES -- Total revenues for the first quarter of fiscal 1999 increased by 39.5% to $198.3 million from $142.1 million in the comparable 1998 period. This increase was due to a 35.0% increase in attendance attributable primarily to the net addition of 1,359 screens in the last 12 months (853 screens were added August 26, 1998, as a result of the merger with Act III Cinemas, Inc. ("Act III")). Of the $56.2 million net increase in revenues for the period, a $28.0 million decrease was attributed to theatres continuously operated by the Company, a $53.6 million increase was attributed to theatres acquired by the Company, and a $30.6 million increase was attributed to new theatres constructed by the Company. Average ticket prices increased 2.5% during the period, reflecting an increase in ticket prices and a greater proportion of newer multiplex theatres in the 1999 period than in the same period in 1998. Average concession sales per customer increased 2.7% for the period, reflecting both an increase in consumption and, to a lesser degree, an increase in concession prices.

         DIRECT THEATRE COSTS -- Direct theatre costs increased by 53.2% to $160.7 million in the first quarter 1999 from $104.9 million in the first quarter 1998. Direct theatre costs as a percentage of total revenues increased to 81.0% in the 1999 period from 73.8% in the 1998 period. The increase of direct theatre costs as a percentage of total revenues was primarily attributable to increased occupancy costs resulting from the additional theatre locations associated with the Act III merger and the Company's expansion efforts.

         GENERAL AND ADMINISTRATIVE EXPENSES -- General and administrative expenses increased by 80% to $7.6 million in the first quarter 1999 from $4.2 million in the first quarter 1998. The increase reflects additional costs related to the Act III merger included in the Company's results subsequent to the Act III merger. As a percentage of total revenues, general and administrative expenses increased to 3.8% in the 1999 period from 3.0% in the 1998 period.

         DEPRECIATION AND AMORTIZATION -- Depreciation and amortization expense increased in the first quarter 1999 by 103.8% to $19.5 million from $9.6 million in the first quarter 1998. This increase was primarily the result of theatre property additions associated with the Company's expansion efforts and the Act III merger.

         OPERATING INCOME -- Operating income for the first quarter 1999 decreased to $10.5 million, or 5.4% of total revenues, from $23.5 million, or 16.5% of total revenues, in the first quarter 1998.

         INTEREST EXPENSE -- Interest expense increased in the first quarter 1999 to $30.2 million from $4.8 million in the first quarter 1998. The increase was primarily due to higher average borrowings outstanding associated with the recapitalization of the Company and the Act III merger.

         INCOME TAXES -- The (provision for) benefit from income taxes in the first quarter 1999 was $6.7 million as compared to $(7.3) million in the first quarter 1998. The effective tax rate was 34.8% in the 1999 period as compared to 39.0% in the 1998 period as the 1999 period reflected certain goodwill amortization costs which were not deductible for tax purposes. Both periods also differ from the expected statutory rates due to the inclusion of state income taxes.

         NET INCOME (LOSS) -- The net loss in the first quarter 1999 was $(12.6) million as compared to $11.3 million net income in the first quarter 1998. Net income (loss) was (6.3)% of total revenues in the first quarter of 1999 as compared to 7.9% of total revenues in the 1998 period.

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

         In connection with the Regal Merger and Recapitalization, the Company entered into credit facilities provided by a syndicate of financial institutions. Such credit facilities, as amended (the "Senior Credit Facilities"), now include a $500,000 revolving credit facility (including the availability of Revolving Loans, Swing Line Loans, and Letters of Credit) (the "Revolving Credit Facility") and three term loan facilities: Term A, Term B and Term C (the "Term Loans"). The Company must pay an annual commitment fee ranging from 0.2% to 0.425% depending on the Company's Total Leverage Ratio, as defined, of the unused portion of the Revolving Credit Facility. The Revolving Credit Facility expires in June 2005.

         Borrowings under the Term A Loan or the Revolving Credit Facility can be made at the "Base Rate" plus a margin of 0% to 1%, or the "LIBOR Rate," plus 0.625% to 2.25%, both depending on the Total Leverage Ratio. The Base Rate on revolving loans is the rate established by the Administrative Agent in New York as its base rate for dollars loaned in the United States. The LIBOR Rate is based on LIBOR for the corresponding length of loan. The outstanding balance amounted to $240,000 at April 1, 1999, and one percent of the outstanding balance on the Term A Loan is due annually through 2004 with the balance of the Term A Loan due in 2005.

         Borrowings under the Term B Loan can be made at the Base Rate plus a margin of 0.75% to 1.25% or the LIBOR Rate plus 2.0% to 2.5%, both depending on the Total Leverage Ratio. The outstanding balance amounted to $137,500 at April 1, 1999, and the outstanding balance is due in 2006.

         Borrowings under the Term C Loan can be made at the Base Rate plus a margin of 1.0% to 1.5% or the LIBOR Rate plus 2.25% to 2.75%, both depending on the Total Leverage Ratio. The outstanding balance amounted to $135,000 at April 1, 1999, and one percent of the outstanding balance is due annually through 2006, with the balance of the loan due in 2007.

         Additionally, on May 27, 1998, the Company issued $400.0 million aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2008 (the "Original Notes"). The net proceeds from the sale of the Original Notes, initial borrowings of $375.0 million under the Company's Senior Credit Facilities and $776.9 million in proceeds from the investment by KKR, Hicks Muse, DLJ and management in the Company were used: (i) to fund the cash payments required to effect the Regal Merger and the Option/Warrant Redemption; (ii) to repay and retire the Company's then existing senior credit facilities; (iii) to repurchase all of the Company's then existing senior subordinated notes (the "Old Regal Notes"); and
(iv) to pay related fees and expenses.

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

         On November 10, 1998, the Company issued an additional $200.0 million aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2008 (the "Tack-On Notes") under the same indenture governing the Original Notes. The proceeds of the offering of the Tack-On Notes were used to repay and retire portions of the Senior Credit Facilities. (The Original Notes and the Tack-On Notes are collectively referred to herein as the "Regal Notes".)

         On December 16, 1998, the Company issued $200.0 million aggregate principal amount of 8 7/8% Senior Subordinated Debentures due 2010 (the "Regal Debentures"). The proceeds of the offering of the Regal Debentures were used to repay all of the then outstanding indebtedness under the Revolving Credit Facility and the excess was used for working capital purposes.

         Interest payments on the Regal Notes and the Regal Debentures and interest payments and amortization with respect to the Senior Credit Facilities represent significant liquidity requirements for the Company.

         During the three months ended April 1, 1999, the Company opened 10 new theatres with 142 screens. The Company intends to develop approximately 800 screens during fiscal 1999. The Company expects that the capital expenditures in connection with its development plan will aggregate approximately $350.0 million to $400.0 million during 1999. The Company believes that its capital needs for completion of theatre construction and development for at least the next 6 to 12 months will be satisfied by available credit under the Senior Credit Facilities and internally generated cash flow. The Company's Senior Credit Facilities provide for borrowings of up to $1,012.5 million in the aggregate, consisting of the Revolving Credit Facility, which permits the Company to borrow up to $500.0 million on a revolving basis and $512.5 million, in the aggregate, of term loan borrowings under three separate term loan facilities. As of April 1, 1999, the Company had approximately $414.0 million of capacity available under the Senior Credit Facilities.

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

         During fiscal 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1") and SOP 98-5, Reporting on the Costs of Start-up Activities ("SOP 98-5"). SOP 98-1 requires companies to capitalize certain internal-use software costs once certain criteria are met. SOP 98-5 requires costs of start-up activities to be expensed when incurred. Adoption of these statements did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

         Based on the weighting methodology described above, the Company has assessed all of its corporate IT systems and, as of April 1, 1999, has renovated 95% of those systems that require renovation as a result of the Year 2000 issue. In the aggregate, as of April 1, 1999, 95% of the Company's corporate IT systems have been tested and verified as being Year 2000 ready. The percentage of corporate IT systems that has been tested and verified as being Year 2000 ready assumes that a significant component of commercial-off-the-shelf software, the Global Software, Inc. financial applications, is Year 2000 ready. This system was warranted to be Year 2000 ready when purchased. Although the Company has plans to test and verify Global Software, Inc.'s financial applications to validate that the implementation is in fact Year 2000 ready, it does not believe that it has a significant risk with respect to such software.

         Based on the weighting methodology described above, the Company has also assessed all of its theatre IT systems and, as of April 1, 1999, has renovated 85% of those systems that require renovation as a result of the Year 2000 issue. In the aggregate, as of April 1, 1999, 85% of the Company's theatre IT systems have been tested and verified as being Year 2000 ready.

         Overall, the Company has assessed the Plan with respect to IT systems as being 95% complete as of April 1, 1999. Although, no assurance can be given, the Company does not believe that it has material exposure to the Year 2000 issue with respect to its internal IT systems.

         Non-IT Systems. The Company is in the process of identifying and assessing potential Year 2000 readiness risks associated with its non-IT systems and with systems of its business partners. Based on budgeted and expended personnel hours, assessment of the Company's non-IT systems and with systems of its business partners was substantially complete as of December 31, 1998.

         Costs. Although a definitive estimate of costs associated with required modifications to address the Year 2000 issue cannot be made until the Company has at least completed the assessment phase of the Plan, management presently does not expect such costs to be material to the Company's results of operations, liquidity or financial condition. The total amount expended from January 1, 1996 through April 1, 1999, was approximately $1,500,000. Based on information presently known, the total amount expected to be expended on the Year 2000 effort for IT systems is approximately $2,500,000, primarily comprised of software upgrades and replacement costs, internal personnel hours and consulting costs. To date, the Year 2000 effort has been funded primarily from the existing IT budget.

         The following special factors could affect the Company's ability to be Year 2000 ready: (i) the Company's ability to implement the Plan; (ii) cooperation and participation by business partners; (iii) the availability and cost of trained personnel and the ability to recruit and retain them; and (iv) the ability to locate all system coding requiring correction.

ITEM 3.    QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

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

($'s in thousands)

DEBT OBLIGATIONS:


                                                                  Fiscal Year Ending

                                   1999            2000            2001           2002           2003         Thereafter
Long-term Debt:
  Fixed Rate.................     804,469          804,070         803,629        803,143        802,606      801,955
    Average interest rate....     9.34%            9.34%           9.34%          9.34%          9.34%        --
  Variable Rate..............     509,500          507,400         504,850        502,300        499,750      497,200
     Average interest rate...     5.44%            5.67%           5.78%          5.89%          6.00%        --

INTEREST RATE DERIVATIVES:

Interest Rate Swaps:
 Variable to Fixed                270,000          270,000         270,000        270,000        250,000      --
    Average pay rate.........     5.48%            5.48%           5.48%          5.48%          5.34%        --
    Average receive rate.....     5.44%            5.67%           5.78%          5.89%          6.00%        --

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------------


   (a)    Exhibits:

          (27) Financial Data Schedule (for SEC use only).

   (b)    Reports on Form 8-K.

          During the first quarter of fiscal 1999 ended April 1, 1999, the Registrant filed no Current Reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    REGAL CINEMAS, INC.

Date: May 17, 1999                  By:  /s/ Michael L. Campbell
                                        ----------------------------------------
                                        Michael L. Campbell, Chairman, President
                                        and Chief Executive Officer


                                    By: /s/ Amy E. Miles
                                       -----------------------------------------
                                       Amy E. Miles, Senior Vice
                                       President of Finance

                                  EXHIBIT INDEX



        ITEM                                   DESCRIPTION
---------------------       ----------------------------------------------------
        (27)                Financial Data Schedule (For SEC Use Only).



