Form 10-Q
period 1999-07-01
REGAL CINEMAS INC
filed 1999-08-16
CIK 905035

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended July 1, 1999


                        Commission file number: 333-52943
                                               ----------

                               REGAL CINEMAS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

          Tennessee                                       62-1412720
----------------------------------------       ---------------------------------
(State or Other Jurisdiction of                    (Internal Revenue Service
Incorporation or Organization)                   Employer Identification Number)


      7132 Commercial Park Drive
             Knoxville, TN                                  37918
----------------------------------------       ---------------------------------
(Address of Principal Executive Offices)                 (Zip code)

        Registrant's Telephone Number, Including Area Code: 423/922-1123
                                                            ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                      ---   ---

        Common Stock outstanding - 216,632,105 shares at August 13, 1999

                         PART I -- FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS.

                               REGAL CINEMAS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                     (UNAUDITED)         (AUDITED)
                                                        JULY 1,         DECEMBER 31,
                                                         1999              1998
                                                     -----------        -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                         $        --        $    20,621
   Accounts receivable                                     1,245              3,161
   Inventories                                             5,507              4,014
   Prepaid and other current assets                       20,988             12,999
   Deferred income tax asset                               1,271              1,271
                                                     -----------        -----------
         Total current assets                             29,011             42,066

PROPERTY AND EQUIPMENT:
   Land                                                  111,334            111,854
   Buildings and leasehold improvements                  776,623            650,313
   Equipment                                             429,314            368,792
   Construction in progress                              135,678            103,253
                                                     -----------        -----------
                                                       1,452,949          1,234,212
   Accumulated depreciation and amortization            (174,328)          (139,643)
                                                     -----------        -----------
         Total property and equipment, net             1,278,621          1,094,569

GOODWILL, net of accumulated amortization of
     $16,163 and $10,170, respectively                   433,933            439,842
DEFERRED INCOME TAX ASSET                                 37,538             37,538
OTHER ASSETS                                              47,983             47,989
                                                     -----------        -----------
         TOTAL ASSETS                                $ 1,827,086        $ 1,662,004
                                                     ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt              $     6,406        $     6,524
   Accounts payable                                       15,160             65,592
   Accrued expenses                                       37,655             44,734
                                                     -----------        -----------
         Total current liabilities                        59,221            116,850

LONG-TERM DEBT, less current maturities                1,574,383          1,334,542
OTHER LIABILITIES                                         10,416              8,077
                                                     -----------        -----------
         TOTAL LIABILITIES                             1,644,020          1,459,469

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, no par: 100,000,000 shares
     authorized, none issued                                  --                 --
   Common stock, no par: 500,000,000 shares
     authorized; 216,632,105 and 216,552,105
     shares issued and outstanding at
     July 1, 1999 and December 31, 1998                  197,875            197,427
   Loans to shareholders                                  (4,060)            (4,212)
   Retained earnings (deficit)                           (10,749)             9,320
                                                     -----------        -----------
         TOTAL SHAREHOLDERS' EQUITY                  $   183,066        $   202,535
                                                     -----------        -----------

         TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY                     $ 1,827,086        $ 1,662,004
                                                     ===========        ===========

See accompanying notes to condensed consolidated financial statement.

                               REGAL CINEMAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS OF DOLLARS)

                                       THREE MONTHS ENDED        SIX  MONTHS ENDED
                                     ----------------------    ----------------------
                                       JULY 1,      JULY 2,      JULY 1,      JULY 2,
                                        1999         1998         1999         1998
                                     ---------    ---------    ---------    ---------
REVENUES:
   Admissions                        $ 175,055    $  95,571    $ 307,298    $ 190,918
   Concessions                          73,534       41,940      129,143       82,041
   Other operating revenue              14,121        8,485       24,607       15,184
                                     ---------    ---------    ---------    ---------
         Total revenues                262,710      145,996      461,048      288,143

OPERATING EXPENSES:
   Film rental and advertising         105,502       55,140      172,755      103,987
   Cost of concessions                  10,573        6,114       18,706       12,031
   Theatre operating and other          94,784       51,021      180,069      101,141
   General and administrative            8,532        3,801       16,129        8,011
   Depreciation and amortization        23,562       10,336       43,092       19,917
   Recapitalization (Note 2)                --       62,047           --       62,047
                                     ---------    ---------    ---------    ---------
         Total operating expenses      242,953      188,459      430,751      307,134

OPERATING INCOME (LOSS)                 19,757      (42,463)      30,297      (18,991)

OTHER INCOME (LOSS):
   Interest expense                    (30,996)      (8,536)     (61,187)     (13,327)
   Interest income                         114          318          316          467
   Other                                    63            4          100         (236)
                                     ---------    ---------    ---------    ---------
LOSS BEFORE INCOME
   TAXES AND
   EXTRAORDINARY ITEM                  (11,062)     (50,677)     (30,474)     (32,087)

BENEFIT FROM INCOME
    TAXES                                3,633       11,162       10,405        3,912
                                     ---------    ---------    ---------    ---------
LOSS BEFORE
   EXTRAORDINARY ITEM                   (7,429)     (39,515)     (20,069)     (28,175)

EXTRAORDINARY LOSS:
   Loss on extinguishment of debt,
     net of applicable taxes                --      (11,890)          --      (11,890)
                                     ---------    ---------    ---------    ---------
NET LOSS                             $  (7,429)   $ (51,405)   $ (20,069)   $ (40,065)
                                     =========    =========    =========    =========






See accompanying notes to condensed consolidated financial statements.

                               REGAL CINEMAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                 SIX  MONTHS ENDED
                                                              ------------------------
                                                               JULY 1,        JULY 2,
                                                                1999           1998
                                                              ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $ (20,069)   $   (40,065)
     Adjustments to reconcile net loss to net cash used by
       operating activities:
       Non-cash loss on extinguishment of debt                       --          3,026
       Depreciation and amortization                             43,092         19,917
       Gain on sale of assets                                        --            (23)
       Deferred income taxes                                         --         (9,664)
       Changes in operating assets and liabilities:
         Accounts receivable                                      1,916          3,711
         Inventories                                             (1,493)           (35)
         Prepaids and other assets                               (7,983)        (7,198)
         Accounts payable                                       (50,432)          (400)
         Accrued expenses and other liabilities                  (7,154)        28,855
                                                              ---------    -----------
              Net cash used in operating activities             (42,123)        (1,876)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net                                 (218,737)       (91,119)
     Investment in goodwill and other assets                        (84)        (8,030)
                                                              ---------    -----------
              Net cash used in investing activities            (218,821)       (99,149)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under long-term debt                            245,000        790,000
     Payments made on long-term debt                             (5,277)      (302,314)
     Deferred financing costs                                        --        (34,931)
     Proceeds from issuance of stock, net                            --        774,717
     Purchase and retirement of common stock, net                    --     (1,117,407)
     Exercise of warrants, options and compensation expense         600             42
                                                              ---------    -----------
              Net cash provided by financing activities         240,323        110,107
                                                              ---------    -----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                             (20,621)         9,082

CASH AND CASH EQUIVALENTS, beginning of period                   20,621         18,398
                                                              ---------    -----------
CASH AND CASH EQUIVALENTS, end of period                      $      --    $    27,480
                                                              =========    ===========




See accompanying notes to condensed consolidated financial statement.

                               REGAL CINEMAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1        THE COMPANY AND BASIS OF PRESENTATION

         Regal Cinemas, Inc. and its wholly owned subsidiaries (the "Company" or "Regal") operates multi-screen motion picture theatres principally throughout the eastern and northwestern United States. The Company formally operates on a fiscal year ending on the Thursday closest to December 31.

         The condensed consolidated balance sheet as of July 1, 1999, the condensed consolidated statements of operations for the three month and six month periods ended July 1, 1999 and July 2, 1998, and the condensed consolidated statements of cash flows for the six months ended July 1, 1999 and July 2, 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 31, 1998 information has been derived from the audited December 31, 1998 balance sheet of Regal Cinemas, Inc.

         Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

         It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K dated March 31, 1999. The results of operations for the six month period ended July 1, 1999 are not necessarily indicative of the operating results for the full year.

2        RECAPITALIZATION

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

         The net proceeds of a $400.0 million senior subordinated note offering, initial borrowings of $375.0 million under its senior credit facilities, and the proceeds of $776.9 million from the investment by KKR, Hicks Muse, DLJ Merchant Banking Partners II, L.P. and affiliated funds ("DLJ") and management in the Company were used: (i) to fund the cash payments required to effect the Merger and the Option/Warrant Redemption; (ii) to repay and retire the Company's existing senior credit facilities; (iii) to repurchase the Company's then existing senior subordinated notes; and (iv) to pay related fees and expenses. Upon consummation of the Merger, KKR owned $287.3 million of the Company's equity securities, Hicks Muse owned $437.3 million of the Company's equity securities and DLJ owned $50.0 million of the Company's equity securities. Each investor received securities consisting of a combination of the Company's common stock, no par value ("Common Stock"), and the Company's Series A Convertible Preferred Stock, no par value ("Convertible Preferred Stock"), which was converted into Common Stock on June 3, 1998. To equalize KKR's and Hicks Muse's investments in the Company at $362.3 million each, Hicks Muse exchanged $75.0 million of Convertible Preferred Stock, with KKR for $75.0 million of common stock of Act III Cinemas, Inc. ("Act III"). As a result of the Recapitalization and the Act III merger (see Note 3), KKR and Hicks Muse each own approximately 46.3% of the Company's Common Stock, with DLJ, management and other minority holders owning the remainder.

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

3        ACQUISITIONS

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

         The Act III merger has been accounted for as a purchase, applying the applicable provisions of Accounting Principles Board Opinion No. 16. Allocation of the purchase price as of July 1, 1999 is as follows:

                                                                                (in thousands)
                                                                                --------------

              Property and equipment                                              $  343,694
              Long-term debt assumed                                                (411,337)
              Net working capital acquired                                           (17,167)
              Excess purchase cost over fair value of net assets acquired            397,049
                                                                                  ----------
              Total purchase cost                                                 $  312,239
                                                                                  ==========

         The following unaudited consolidated pro forma condensed results of operations data gives effect to the Act III merger and Regal Recapitalization as if they had occurred as of January 2, 1998
         ($'s thousands):

                                       Three Months Ended       Six Months Ended
                                          July 2, 1998            July 2, 1998
                                       ------------------       ----------------
              Revenues                     $211,826                $ 421,018
              Loss Before
                Extraordinary Items        $(46,653)               $ (38,516)
              Net Loss                     $(58,543)               $ (50,406)
                                           ========                =========

4        LONG-TERM DEBT

         Long-term debt at July 1, 1999 and December 31, 1998, consists of the following (in thousands):

                                                  JULY 1,           DECEMBER 31,
                                                   1999                1998
                                                ----------          ----------

9.500% Senior Subordinated Notes                $  600,000          $  600,000

8.875% Senior Subordinated Notes                   200,000             200,000

Term Loans                                         508,750             512,500

Revolving credit Facility                          245,000                  --

Capital lease obligations,
   Payable in monthly installments
   Plus interest at 14.000%                         22,320              23,809

Other                                                4,719               4,757
                                                ----------          ----------

Total Debt                                       1,580,789           1,341,066

Less current maturities                             (6,406)             (6,524)
                                                ----------          ----------

Long-Term Debt, less current maturities         $1,574,383          $1,334,542
                                                ==========          ==========

SENIOR SUBORDINATED NOTES

$600,000 of the Company's senior subordinated notes are due June 1, 2008, with interest payable semiannually at 9.500%. These notes are redeemable, in whole or in part, at the option of the Company at any time on or after June 1, 2003, at the redemption prices (expressed as percentages of principal amount thereof) set forth below together with accrued and unpaid interest to the redemption date, if redeemed during the 12 month period beginning on June 1 of the years indicated:

                  YEAR                    REDEMPTION PRICE
                  ----                    ----------------
                  2003                        104.750%
                  2004                        103.167%
                  2005                        101.583%
                  2006 and thereafter         100.000%

         $200,000 of the Company's senior subordinated notes are due December 15, 2010, with interest payable semiannually at 8.875%. These notes are redeemable, in whole or in part, at the option of the Company at any time on or after December 15, 2003, at the redemption prices (expressed as percentages of principal amount thereof) set forth below together with accrued and unpaid interest to the redemption date, if redeemed during the 12 month period beginning on December 15 of the years indicated:

                  YEAR                    REDEMPTION PRICE
                  ----                    ----------------
                  2003                        104.438%
                  2004                        103.328%
                  2005                        102.219%
                  2006                        101.109%
                  2007 and thereafter         100.000%

         CREDIT FACILITIES -- In connection with the Merger and Recapitalization, the Company entered into credit facilities provided by a syndicate of financial institutions. Such credit facilities, as amended (the "Credit Facilities"), now include a $500,000,000 Revolving Credit Facility (including the availability of Revolving Loans, Swing Line Loans, and Letters of Credit) and three term loan facilities: Term A, Term B, and Term C (the "Term Loans"). The Company must pay an annual commitment fee ranging from 0.2% to 0.425%, depending on the Company's Total Leverage Ratio, as defined in the Credit Facilities, of the unused portion of the Revolving Credit Facility. Borrowings of $245,000,000 were outstanding under the Revolving Credit Facility at July 1, 1999. Such facility expires in June 2005.

         Borrowings under the Term A Loan or the Revolving Credit Facility can be made at the Base Rate plus a margin of 0% to 1%, or the LIBOR Rate, plus .625% to 2.25%, both depending on the Total Leverage Ratio. The Base Rate on revolving loans is the rate established by the Administrative Agent in New York as its base rate for dollars loaned in the United States. The LIBOR Rate is based on the LIBOR rate for the corresponding length of loan. The outstanding balance amounted to $238,800,000 at July 1, 1999, and one percent of the outstanding balance is due annually through 2004, with the balance of the loan due in 2005.

         Borrowings under the Term B Loan can be made at the Base Rate plus a margin of 0.75% to 1.25% or the LIBOR Rate plus 2.0% to 2.5%, both depending on the Total Leverage Ratio. The outstanding balance amounted to $136,300,000 at July 1, 1999, and the outstanding balance is due in 2006.

         Borrowings under the Term C Loan can be made at the Base Rate plus a margin of 1.0% to 1.5% or the LIBOR Rate plus 2.25% to 2.75%, both depending on the Total Leverage Ratio. The outstanding balance amounted to $133,650,000 at July 1, 1999, and one percent of the outstanding balance is due annually through 2006, with the balance of the loan due in 2007.

         The Credit Facilities contain customary covenants and restrictions on the Company's ability to issue additional debt, pay dividends or engage in certain activities and include customary events of default. In addition, the Credit Facilities specify that the Company must meet or exceed defined fixed charge coverage ratios and must not exceed defined leverage ratios. The Company was in compliance with such covenants at July 1, 1999.

         The Credit Facilities are collateralized by a pledge of the stock of the Company's domestic subsidiaries. The Company's payment obligations under the Credit Facilities are guaranteed by its direct and indirect U.S. subsidiaries.

5        INCOME TAXES

         The effective income tax rate for the three month and six month periods ended July 1, 1999 differs from the statutory income tax rate principally due to nondeductible goodwill amortization and the inclusion of state income taxes. The effective tax rate for the three month and six month periods ended July 2, 1998 differs from the statutory income tax rate principally due to certain Recapitalization expenses which were not deductible for tax purposes.

6        CAPITAL STOCK

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

7        RECLASSIFICATIONS

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

BACKGROUND OF REGAL

The Company has achieved significant growth in theatres and screens since its formation in November of 1989. Since inception through July 1, 1999 the Company has acquired 304 theatres with 2,307 screens (net of subsequently closed locations), developed 117 new theatres with 1,586 screens and added 111 new screens to existing theatres. Theatres developed by the Company typically generate positive theatre level cash flow within the first six months following commencement of operation and reach a mature level of attendance within one to three years following commencement of operation. Theatre closings have had no significant effect on the operations of the Company.

RESULTS OF OPERATIONS

The Company's revenues are generated primarily from admissions and concession sales. Additional revenues are generated by electronic video games located adjacent to the lobbies of certain of the Company's theatres and by on-screen advertisements, rebates from concession vendors, and revenues from the Company's eight entertainment centers which are adjacent to theatre complexes. Direct theatre costs consist of film rental and advertising costs, costs of concessions and theatre operating expenses. Film rental costs are related to the popularity of a film and the length of time since the film's release and generally decline as a percentage of admission revenues the longer a film has been released. Because certain concession items, such as fountain drinks and popcorn, are purchased in bulk and not pre-packaged for individual servings, the Company is able to improve its margins by negotiating volume discounts. Theatre operating expenses consist primarily of theatre labor and occupancy costs. At July 1, 1999, approximately 38% of the Company's employees were paid at the federal minimum wage and, accordingly, the minimum wage largely determines the Company's labor costs for those employees. Future increases in minimum wage requirements or legislation requiring additional employer funding of health care, among other things, may increase theatre operating expenses as a percentage of total revenues.

The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items reflected in the Company's consolidated statements of operations.

                                          THREE MONTHS ENDED      SIX  MONTHS ENDED
                                          ------------------      ------------------
                                          JULY 1,     JULY 2,     JULY 1,     JULY 2,
                                           1999        1998        1999        1998
                                          ------      ------      ------      ------
REVENUES:
   Admissions                              66.6%       65.5%       66.7%       66.2%
   Concessions                             28.0%       28.7%       28.0%       28.5%
   Other operating revenue                  5.4%        5.8%        5.3%        5.3%
                                          ------      ------      ------      ------
         Total revenue                    100.0%      100.0%      100.0%      100.0%
OPERATING EXPENSES:
   Film rental and advertising             40.2%       37.8%       37.5%       36.1%
   Cost of concessions                      4.0%        4.2%        4.1%        4.2%
   Theatre operating                       36.1%       34.9%       39.1%       35.1%
   General and administrative               3.2%        2.6%        3.5%        2.8%
   Depreciation and amortization            9.0%        7.1%        9.3%        6.9%
   Recapitalization (Note 2)                 --        42.5%         --        21.5%
                                          ------      ------      ------      ------
         Total operating expenses          92.5%      129.1%       93.4%      106.6%

OPERATING INCOME (LOSS)                     7.5%      (29.1)%       6.6%       (6.6)%
OTHER INCOME (LOSS):
   Interest expense                       (11.8)%      (5.8)%     (13.3)%      (4.6)%
   Interest income                          0.0%        0.2%        0.1%        0.2%
   Other                                    0.0%        0.0%        0.0%       (0.1)%
                                          ------      ------      ------      ------
LOSS BEFORE INCOME
   TAXES AND
   EXTRAORDINARY ITEM                      (4.3)%     (34.7)%      (6.6)%     (11.1)%

BENEFIT FROM INCOME
   TAXES                                    1.4%        7.6%        2.3%        1.3%
                                          ------      ------      ------      ------
LOSS BEFORE
   EXTRAORDINARY ITEM                      (2.9)%     (27.1)%      (4.3)%      (9.8)%

EXTRAORDINARY LOSS:
   Loss on extinguishment of debt,
     net of applicable taxes (Note 4)       0.0%       (8.1)%       0.0%       (4.1)%
                                          ------      ------      ------      ------
NET LOSS                                   (2.9)%     (35.2)%      (4.3)%     (13.9)%
                                          ======      ======      ======      ======
Film rental and advertising
   as a % of Admissions                    60.3%       58.0%       56.2%       54.5%
                                          ======      ======      ======      ======
Cost of concessions as a %
   of Concessions                           14.4%       15.2%       14.5%       15.2%
                                          ======      ======      ======      ======

THREE MONTHS ENDED JULY 1, 1999 AND JULY 2, 1998

TOTAL REVENUES -- Total revenues for the first quarter of fiscal 1999 increased by 79.9% to $262.7 million from $146.0 million in the comparable 1998 period. This increase was due to a 83.2% increase in attendance attributable primarily to the net addition of 694 screens in the last 12 months (853 screens were added on August 26, 1998, as a result of the merger with Act III Cinemas, Inc. ("Act III")). Of the $116.7 million net increase in revenues for the period, a $2.3 million decrease was attributed to theatres continuously operated by the Company, a $62.2 million increase was attributed to theatres acquired by the Company, and a $56.8 million increase was attributed to new theatres constructed by the Company. Average ticket prices increased 9.9% during the period, reflecting an increase in ticket prices and a greater proportion of newer multiplex theatres in the 1999 period than in the same period in 1998. Average concession sales per customer increased 5.6% for the period, reflecting both an increase in consumption and, to a lesser degree, an increase in concession prices.

DIRECT THEATRE COSTS -- Direct theatre costs increased by 87.8% to $210.9 million in the second quarter 1999 from $112.3 million in the second quarter 1998. Direct theatre costs as a percentage of total revenues increased to 80.3% in the 1999 period from 76.9% in the 1998 period. The increase in direct theatre costs as a percentage of revenue relates principally to the Company's high film rental associated with "Star Wars: The Phantom Menance" which alone increased film rental cost by 300 basis points for the second quarter of 1999. The increase in direct theatre cost as a percentage of total revenue also reflects the increased occupancy costs associated with the Company's expansion effects. Including the additional screens associated with the Act III merger, the Company has increased its total sreen count by 62.3% since the second quarter of 1998.

GENERAL AND ADMINISTRATIVE EXPENSES -- General and administrative expenses increased by 124.5% to $8.5 million in the second quarter 1999 from $3.8 million in the second quarter 1998. The increase reflects additional costs related to the Act III merger included in the Company's results subsequent to the Act III merger. As a percentage of total revenues, general and administrative expenses increased to 3.8% in the 1999 period from 3.0% in the 1998 period.

DEPRECIATION AND AMORTIZATION -- Depreciation and amortization expense increased in the second quarter 1999 by 128.0% to $23.6 million from $10.3 million in the second quarter 1998. This increase was primarily the result of theatre property additions associated with the Company's expansion efforts and the Act III merger.

OPERATING INCOME (LOSS) -- Operating income (loss) for the second quarter 1999 increased to $19.8 million, or 7.5% of total revenues, from $(42.5) million, or (29.1)% of total revenues, in the second quarter 1998. Before nonrecurring expenses associated with the Recapitalization, operating income for the second quarter 1998 was $19.6 million or 13.4% of total revenues.

INTEREST EXPENSE -- Interest expense increased in the second quarter 1999 to $31.0 million from $8.5 million in the second quarter 1998. The increase was primarily due to higher average borrowings outstanding associated with the Recapitalization and the Act III merger.

INCOME TAXES -- The benefit from income taxes in the second quarter 1999 was $3.6 million as compared to $11.2 million in the second quarter 1998. The effective tax rate was 32.8% in the 1999 period as compared to 22.0% in the 1998 period. The 1999 period reflected certain goodwill amortization costs which were not deductible for tax purposes. Additionally, the 1998 second quarter reflected certain Recapitalization expenses which were not deductible for tax purposes. Both periods also differ from the expected statutory rates due to the inclusion of state income taxes.

NET LOSS -- The net loss in the second quarter 1999 was $7.4 million as compared to $51.4 million net loss in the second quarter 1998. Net loss was 2.8% of total revenues in the second quarter of 1999 as compared to 35.2% of total revenues in the 1998 period.

SIX MONTHS ENDED JULY 1, 1999 AND JULY 2, 1998

TOTAL REVENUES -- Total revenues for the six months ended July 1, 1999 increased by 60.0% to $461.0 million from $288.1 million in the comparable 1998 period. This increase was due to a 51.0% increase in attendance attributable primarily to the net addition of 1,537 screens in the last 12 months (853 screens were added August 26, 1998, as a result of the merger with Act III). Of the $172.9 million net increase in revenues for the period, a $28.1 million decrease was attributed to theatres continuously operated by the Company, a $113.5 million increase was attributed to theatres acquired by the Company, and a $87,5 million increase was attributed to new theatres constructed by the Company. Average ticket prices increased 6.7% during the period, reflecting an increase in ticket prices and a greater proportion of newer multiplex theatres in the 1999 period than in the same period in 1998. Average concession sales per customer increased 4.2% for the period, reflecting both an increase in consumption and, to a lesser degree, an increase in concession prices.

DIRECT THEATRE COSTS -- Direct theatre costs increased by 71.1% to $371.5 million for the first six months of 1999 from $217.2 million in the comparable 1998 period. Direct theatre costs as a percentage of total revenues increased to 80.6% in the 1999 period from 75.4% in the 1998 period. The increase of direct theatre costs as a percentage of total revenues was primarily attributable to increased film rental costs during the second quarter of 1999 coupled with increased occupancy costs resulting from the additional theatre locations associated with the Act III merger and the Company's expansion efforts.

GENERAL AND ADMINISTRATIVE EXPENSES -- General and administrative expenses increased by 101.3% to $16.1 million in the six months ended July 1, 1999 from $8.0 million in the comparable period in 1998. The increase reflects additional costs related to the Act III merger included in the Company's results subsequent to the Act III merger. As a percentage of total revenues, general and administrative expenses increased to 3.5% in the 1999 period from 2.8% in the 1998 period.

DEPRECIATION AND AMORTIZATION -- Depreciation and amortization expense increased in the first six months of 1999 by 116.4% to $43.1 million from $19.9 million in the comparable 1998 period. This increase was primarily the result of theatre property additions associated with the Company's expansion efforts and the Act III merger.

OPERATING INCOME (LOSS) -- Operating income for the six months ended July 1, 1999 increased to $30.3 million, or 6.6% of total revenues, from $(19.0) million, or 6.6% of total revenues, in the comparable 1998 period.

INTEREST EXPENSE -- Interest expense increased in the first six months of 1999 to $61.2 million from $13.3 million in the comparable 1998 period. The increase was primarily due to higher average borrowings outstanding associated with the Recapitalization and the Act III merger.

INCOME TAXES -- The benefit from income taxes in the first six months of 1999 was $10.4 million as compared to $3.9 million in the comparable 1998 period. The effective tax rate was 34.1% in the 1999 period as compared to 12.2% in the 1998 period. The 1999 period reflected certain goodwill amortization costs which were not deductible for tax purposes. Additionally, the first six months of 1998 include certain Recapitalization expenses that were not deductible for tax purposes. Both periods also differ from the expected statutory rates due to the inclusion of state income taxes.

NET LOSS -- The net loss in the second quarter 1999 was $20.1 million as compared to $40.1 million net loss in the second quarter 1998. Net loss was 4.4% of total revenues in the second quarter of 1999 as compared to 13.9% of total revenues in the 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

Substantially all of the Company's revenues are derived from cash box office receipts and concession sales, while film rental fees are ordinarily paid to distributors 15 to 45 days following receipt of admission revenues. The Company thus has an operating cash float which partially finances its operations, reducing the Company's needs for external sources of working capital.

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

In connection with the Regal Merger and Recapitalization, the Company entered into credit facilities provided by a syndicate of financial institutions. Such credit facilities, as amended (the "Senior Credit Facilities"), now include a $500.0 million revolving credit facility (including the availability of Revolving Loans, Swing Line Loans, and Letters of Credit) (the Revolving Credit Facility) and three term loan facilities: Term A, Term B and Term C (the Term Loans). The Company must pay an annual commitment fee ranging from 0.2% to 0.425% depending on the Company's Total Leverage Ratio, as defined, of the unused portion of the Revolving Credit Facility. The Revolving Credit Facility expires in June 2005.

Borrowings under the Term A Loan or the Revolving Credit Facility can be made at the Base Rate plus a margin of 0% to 1%, or the LIBOR Rate, plus 0.625% to 2.25%, both depending on the Total Leverage Ratio. The Base Rate on revolving loans is the rate established by the Administrative Agent in New York as its base rate for dollars loaned in the United States. The LIBOR Rate is based on LIBOR for the corresponding length of loan. The outstanding balance amounted to $238.8 million at July 1, 1999, and one percent of the outstanding balance on the Term A Loan is due annually through 2004 with the balance of the Term A Loan due in 2005.

Borrowings under the Term B Loan can be made at the Base Rate plus a margin of 0.75% to 1.25% or the LIBOR Rate plus 2.0% to 2.5%, both depending on the Total Leverage Ratio. The outstanding balance amounted to $136.3 million at July 1, 1999, and the outstanding balance is due in 2006.

Borrowings under the Term C Loan can be made at the Base Rate plus a margin of 1.0% to 1.5% or the LIBOR Rate plus 2.25% to 2.75%, both depending on the Total Leverage Ratio. The outstanding balance amounted to $133.7 million at July 1, 1999, and one percent of the outstanding balance is due annually through 2006, with the balance of the loan due in 2007.

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

On November 10, 1998, the Company issued an additional $200.0 million aggregate principal amount of 9.500% Senior Subordinated Notes due 2008 (the "Tack-On Notes") under the same indenture governing the Original Notes. The proceeds of the offering of the Tack-On Notes were used to repay and retire portions of the Senior Credit Facilities. (The Original Notes and the Tack-On Notes are collectively referred to herein as the "Regal Notes".)

On December 16, 1998, the Company issued $200.0 million aggregate principal amount of 8.875% Senior Subordinated Debentures due 2010 (the "Regal Debentures"). The proceeds of the offering of the Regal Debentures were used to repay all of the then outstanding indebtedness under the Revolving Credit Facility and the excess was used for working capital purposes.

Interest payments on the Regal Notes and the Regal Debentures and interest payments and amortization with respect to the Senior Credit Facilities represent significant liquidity requirements for the Company.

During the three months ended July 1, 1999, the Company opened 18 new theatres with 298 screens, acquired 3 theatres with 36 screens, added 10 screens to existing theatre locations and disposed of 7 theatres with 36 screens. The Company intends to develop approximately 350 screens during the remainder of fiscal 1999. The Company expects that the capital expenditures in connection with its development plan will aggregate approximately $350.0 million to $400.0 million during 1999. The Company believes that its capital needs for completion of theatre construction and development for at least the next six months will be satisfied by available credit under the Senior Credit Facilities and internally generated cash flow. The Company's Senior Credit Facilities provide for borrowings of up to $1,008.8 million in the aggregate, consisting of the Revolving Credit Facility, which permits the Company to borrow up to $500.0 million on a revolving basis and $508.8 million, in the aggregate, of term loan borrowings under three separate term loan facilities. As of July 1, 1999, the Company had approximately $255.0 million of capacity available under the Senior Credit Facilities.

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

YEAR 2000 - STATE OF READINESS

POTENTIAL IMPACT ON THE COMPANY. The failure of information technology ("IT") and embedded, or non-IT systems, because of the Year 2000 issue or otherwise could adversely affect the Company's operations. If not corrected, many computer-based systems and theatre equipment, such as air conditioning systems and fire and sprinkler systems, could encounter difficulty differentiating between the year 1900 and the year 2000 and interpreting other dates, resulting in system malfunctions, corruption of date or system failure. Additionally, the Company relies upon outside third parties ("business partners") to supply many of the products and services that it needs in its business. Such products include films, which it exhibits, and concession products which it sells. Attendance at the Company's theatres could be severely impacted if one or more film producers are unable to produce new films because of Year 2000 issues. The Company could suffer other business disruptions and loss of revenues if any other types of material business partners fail to supply the goods or services necessary for the Company's operations.

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

Based on the weighting methodology described above, the Company has assessed all of its corporate IT systems and, as of July 1, 1999, has renovated 99% of those systems that require renovation as a result of the Year 2000 issue. In the aggregate, as of July 1, 1999, 99% of the Company's corporate IT systems have been tested and verified as being Year 2000 ready. The percentage of corporate IT systems that has been tested and verified as being Year 2000 ready assumes that a significant component of commercial-off-the-shelf software, the Global Software, Inc. financial applications, is Year 2000 ready. This system was warranted to be Year 2000 ready when purchased. Although the Company has plans to test and verify Global Software, Inc.'s financial applications to validate that the implementation is in fact Year 2000 ready, it does not believe that it has a significant risk with respect to such software.

Based on the weighting methodology described above, the Company has also assessed all of its theatre IT systems and, as of July 1, 1999, has renovated 99% of those systems that require renovation as a result of the Year 2000 issue. In the aggregate, as of July 1, 1999, 99% of the Company's theatre IT systems have been tested and verified as being Year 2000 ready.

Overall, the Company has assessed the Plan with respect to IT systems as being 99% complete as of July 1, 1999. Although, no assurance can be given, the Company does not believe that it has material exposure to the Year 2000 issue with respect to its internal IT systems.

NON-IT SYSTEMS. The Company is in the process of identifying and assessing potential Year 2000 readiness risks associated with its non-IT systems and with systems of its business partners. Based on budgeted and expended personnel hours, assessment of the

Company's non-IT systems and with systems of its business partners was substantially complete as of December 31, 1998.

COSTS. Although a definitive estimate of costs associated with required modifications to address the Year 2000 issue cannot be made until the Company has at least completed the assessment phase of the Plan, management presently does not expect such costs to be material to the Company's results of operations, liquidity or financial condition. The total amount expended from January 1, 1996 through July 1, 1999, was approximately $2,400,000. Based on information presently known, the total amount expected to be expended on the Year 2000 effort for IT systems is approximately $2,500,000, primarily comprised of software upgrades and replacement costs, internal personnel hours and consulting costs. To date, the Year 2000 effort has been funded primarily from the existing IT budget.

The following special factors could affect the Company's ability to be Year 2000 ready: (i) the Company's ability to implement the Plan; (ii) cooperation and participation by business partners; (iii) the availability and cost of trained personnel and the ability to recruit and retain them; and (iv) the ability to locate all system coding requiring correction.

                                    ITEM 6.

                       EXHIBITS AND REPORTS ON FORM 8-K.

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

REGAL CINEMAS, INC.

Date: August 15, 1999                  By: /s/ Michael L. Campbell
                                       Michael L. Campbell, Chairman, President
                                       and Chief Executive Officer

                                       By: /s/ Neal Rider
                                       Executive Vice President and
                                       Chief Financial Officer

Exhibit Index


Item           Description
----           -----------

(27)           Financial Data Schedule (for SEC use only).