Form 10-Q
period 1999-09-30
REGAL CINEMAS INC
filed 1999-11-15
CIK 905035

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1999


                        Commission file number: 333-52943
                                                ---------


                               REGAL CINEMAS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)


             Tennessee                                   62-1412720
--------------------------------------     -------------------------------------
   (State or Other Jurisdiction of           (Internal Revenue Service Employer
    Incorporation or Organization)                   Identification Number)

       7132 Commercial Park Drive
              Knoxville, TN                                 37918
------------------------------------------     -------------------------------
 (Address of Principal Executive Offices)                 (Zip code)

        Registrant's Telephone Number, Including Area Code: 865/922-1123


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes [X]    No [ ]


        Common Stock outstanding - 216,564,678 shares at November 8, 1999

                         PART I -- FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------

                               REGAL CINEMAS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                   (UNAUDITED)         (AUDITED)
                                                   SEPTEMBER 30,      DECEMBER 31,
                                                       1999              1998
                                                   -------------      ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                        $     1,924       $    20,621
   Accounts receivable                                    3,064             3,161
   Inventories                                            4,823             4,014
   Prepaid and other current assets                      15,711            12,999
   Deferred income tax asset                              1,271             1,271
                                                    -----------       -----------
         Total current assets                            26,793            42,066

PROPERTY AND EQUIPMENT:
   Land                                                 111,333           111,854
   Buildings and leasehold improvements                 927,603           650,313
   Equipment                                            456,738           368,792
   Construction in progress                              91,000           103,253
                                                    -----------       -----------
                                                      1,586,674         1,234,212
   Accumulated depreciation and amortization           (192,671)         (139,643)
                                                    -----------       -----------
         Total property and equipment, net            1,394,003         1,094,569
GOODWILL, net of accumulated amortization of
     $19,391 and $10,170, respectively                  430,703           439,842
DEFERRED INCOME TAX ASSET                                37,538            37,538
OTHER ASSETS                                             66,929            47,989
                                                    -----------       -----------
         TOTAL ASSETS                               $ 1,955,966       $ 1,662,004
                                                    ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt             $     6,406       $     6,524
   Accounts payable                                      58,875            65,592
   Accrued expenses                                      71,697            44,734
                                                    -----------       -----------
         Total current liabilities                      136,978           116,850

LONG-TERM DEBT, less current maturities               1,619,162         1,334,542
OTHER LIABILITIES                                        11,602             8,077
                                                    -----------       -----------
         TOTAL LIABILITIES                            1,767,742         1,459,469

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, no par: 100,000,000 shares
     authorized, none issued                                 --                --
   Common stock, no par: 500,000,000 shares
     authorized; 216,564,678 and 216,552,105
     shares issued and outstanding at
     September 30, 1999 and December 31, 1998           197,530           197,427
   Loans to shareholders                                 (4,143)           (4,212)
   Retained earnings (deficit)                           (5,163)            9,320
                                                    -----------       -----------
         TOTAL SHAREHOLDERS' EQUITY                 $   188,224       $   202,535
                                                    -----------       -----------
         TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY                    $ 1,955,966       $ 1,662,004
                                                    ===========       ===========

See accompanying notes to condensed consolidated financial statement.

                               REGAL CINEMAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS OF DOLLARS)

                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                      ---------------------------     --------------------------
                                      SEPTEMBER 30,    OCTOBER 1,     SEPTEMBER 30,    OCTOBER 1,
                                          1999            1998            1999            1998
                                      -------------    ----------     -------------    ---------
REVENUES:
   Admissions                           $ 205,354       $ 124,563       $ 512,652       $ 315,481
   Concessions                             84,139          54,966         213,282         137,007
   Other operating revenue                 15,548          10,196          40,155          25,380
                                        ---------       ---------       ---------       ---------
         Total revenues                   305,041         189,725         766,089         477,868

OPERATING EXPENSES:
   Film rental and advertising            114,669          66,368         287,424         170,355
   Cost of concessions                     12,175           7,985          30,881          20,016
   Theatre operating and other            100,631          64,111         280,700         165,252
   General and administrative               8,650           5,732          24,779          13,743
   Depreciation and amortization           22,823          15,599          65,915          35,516
   Recapitalization (Note 2)                   --           2,479              --          64,526
                                        ---------       ---------       ---------       ---------
         Total operating expenses         258,948         162,274         689,699         469,408

OPERATING INCOME                           46,093          27,451          76,390           8,460

OTHER INCOME (LOSS):
   Interest expense                       (34,114)        (19,508)        (95,301)        (32,835)
   Interest income                             89             382             405             849
   Other                                        1            (209)            101            (445)
                                        ---------       ---------       ---------       ---------

INCOME (LOSS) BEFORE
   INCOME TAXES AND
   EXTRAORDINARY ITEM                      12,069           8,116         (18,405)        (23,971)

BENEFIT FROM (PROVISION
    FOR) INCOME TAXES                      (6,483)         (4,012)          3,922            (100)
                                        ---------       ---------       ---------       ---------

INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEM                       5,586           4,104         (14,483)        (24,071)

EXTRAORDINARY LOSS:
   Loss on extinguishment of debt,
     net of applicable taxes                   --              --              --         (11,890)
                                        ---------       ---------       ---------       ---------

NET INCOME (LOSS)                       $   5,586       $   4,104       $ (14,483)      $ (35,961)
                                        =========       =========       =========       =========


See accompanying notes to condensed consolidated financial statements.

                               REGAL CINEMAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                      NINE MONTHS ENDED
                                                                ----------------------------
                                                                SEPTEMBER 30,     OCTOBER 1,
                                                                     1999           1998
                                                                -------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                      $ (14,483)      $   (35,961)
     Adjustments to reconcile net loss to net cash provided
       by operating activities:
       Non-cash loss on extinguishment of debt                          --            11,890
       Depreciation and amortization                                65,915            35,516
       Deferred income taxes                                            --             7,276
       Changes in operating assets and liabilities:
         Accounts receivable                                            97             3,035
         Inventories                                                  (809)              (72)
         Refundable income taxes                                        --           (13,230)
         Prepaids and other assets                                 (12,674)           (2,644)
         Accounts payable                                           (6,717)          (23,429)
         Accrued expenses and other liabilities                     30,488            35,353
                                                                 ---------       -----------
              Net cash provided by operating activities             61,817            17,734

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net                                    (342,500)         (157,728)
     Net change in reimbursable construction advances              (20,000)               --
     Investment in goodwill and other assets                        (2,688)           (3,499)
                                                                 ---------       -----------
              Net cash used in investing activities               (365,188)         (161,227)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under long-term debt                               290,000         1,217,375
     Payments made on long-term debt                                (5,498)         (684,500)
     Deferred financing costs                                           --           (35,441)
     Premium paid to pay off long-term debt                             --           (14,530)
     Proceeds from issuance of stock, net                               --           774,717
     Purchase and retirement of common stock, net                       --        (1,117,407)
     Exercise of warrants, options and compensation expense            172                42
                                                                 ---------       -----------
              Net cash provided by financing activities            284,674           140,256
                                                                 ---------       -----------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                                (18,697)           (3,237)

CASH AND CASH EQUIVALENTS, beginning of period                      20,621            18,398
                                                                 ---------       -----------

CASH AND CASH EQUIVALENTS, end of period                         $   1,924       $    15,161
                                                                 =========       ===========

See accompanying notes to condensed consolidated financial statement.

                               REGAL CINEMAS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1        THE COMPANY AND BASIS OF PRESENTATION

         Regal Cinemas, Inc. and its wholly owned subsidiaries (the "Company" or "Regal") operate multi-screen motion picture theatres principally throughout the eastern and northwestern United States. The Company formally operates on a fiscal year ending on the Thursday closest to December 31.

         The condensed consolidated balance sheet as of September 30, 1999, the condensed consolidated statements of operations for the three month and nine month periods ended September 30, 1999 and October 1, 1998, and the condensed consolidated statements of cash flows for the nine months ended September 30, 1999 and October 1, 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 31, 1998 information has been derived from the audited December 31, 1998 balance sheet of the Company.

         Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

         It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K dated March 31, 1999. The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

2        RECAPITALIZATION

         On May 27, 1998, an affiliate of Kohlberg Kravis Roberts & Co. L.P. ("KKR") and an affiliate of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") merged with and into Regal Cinemas, Inc., with the Company continuing as the surviving corporation of the Merger (the "Merger"). The Merger and related transactions have been recorded as a recapitalization (the "Recapitalization"). In the Recapitalization, the Company's shareholders received cash for their shares of common stock. In addition, in connection with the Recapitalization, the Company canceled options and repurchased warrants held by certain former directors, management and employees of the Company (the "Option/Warrant Redemption"). The aggregate amount paid to effect the Merger and the Option/Warrant Redemption was approximately $1.2 billion.

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

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    CONTINUED

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

         The Act III merger has been accounted for as a purchase, applying the applicable provisions of Accounting Principles Board Opinion No. 16. Allocation of the purchase price as of September 30, 1999 is as follows:

                                                                             (in thousands)
                                                                             --------------
              Property and equipment                                         $     343,694
              Long-term debt assumed                                              (411,337)
              Net working capital acquired                                         (17,167)
              Excess purchase cost over fair value of net assets acquired          397,049
                                                                             -------------

              Total purchase cost                                            $     312,239
                                                                             =============

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    CONTINUED

         The following unaudited consolidated pro forma condensed results of operations data gives effect to the Act III merger and Regal Recapitalization as if they had occurred as of January 2, 1998 ($'s millions):

                                            Three Months Ended     Nine Months Ended
                                              October 1, 1998       October 1, 1998
                                              ---------------       ---------------
              Revenues                            $  247.3              $ 667.1

              Income (Loss) Before
                  Extraordinary Items             $    5.0              $ (42.7)

              Net (Loss)                          $    5.0              $ (54.8)
                                                  --------              -------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    CONTINUED

4        LONG-TERM DEBT

         Long-term debt at September 30, 1999 and December 31, 1998, consists of the following (in thousands):

                                                         SEPTEMBER 30,        DECEMBER 31,
                                                             1999                1998
                                                             -----               ----
         9.500% Senior Subordinated Notes                 $   600,000         $   600,000

         8.875% Senior Subordinated Notes                     200,000             200,000

         Term Loans                                           508,750             512,500

         Revolving Credit Facility                            290,000                  --

         Capital lease obligations,
            payable in monthly installments
            plus interest at 14.000%                           22,554              23,809

         Other                                                  4,264               4,757
                                                          -----------         -----------

         Total Debt                                         1,625,568           1,341,066

         Less current maturities                               (6,406)             (6,524)
                                                          -----------         -----------

         Long-Term debt, less current maturities          $ 1,619,162         $ 1,334,542
                                                          ===========         ===========



         SENIOR SUBORDINATED NOTES

         $600,000 of the Company's senior subordinated notes due June 1, 2008, with interest payable semiannually at 9.500%. These notes are redeemable, in whole or in part, at the option of the Company at any time on or after June 1, 2003, at the redemption prices (expressed as percentages of principal amount thereof) set forth below together with accrued and unpaid interest to the redemption date, if redeemed during the 12 month period beginning on June 1 of the years indicated:

              YEAR                      REDEMPTION PRICE
              ----                      ----------------
              2003                          104.750%
              2004                          103.167%
              2005                          101.583%
              2006 and thereafter           100.000%

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    CONTINUED

         $200,000 of the Company's senior subordinated notes due December 15, 2010, with interest payable semiannually at 8.875%. These notes are redeemable, in whole or in part, at the option of the Company at any time on or after December 15, 2003, at the redemption prices (expressed as percentages of principal amount thereof) set forth below together with accrued and unpaid interest to the redemption date, if redeemed during the 12 month period beginning on December 15 of the years indicated:

               YEAR                      REDEMPTION PRICE
               ----                      ----------------
               2003                          104.438%
               2004                          103.328%
               2005                          102.219%
               2006                          101.109%
               2007 and thereafter           100.000%


         In addition, prior to December 15, 2001, the Company may, at its option, use the net cash proceeds of one or more Equity Offerings to redeem up to 35% of the principal amount of the Debentures at a redemption price equal to 108.875% of the principal amount thereof plus accrued and unpaid interest to the redemption date; provided, however, that after any such redemption, at least 65% of the aggregate principal amount of the Debentures issued under the Indenture would remain outstanding immediately after giving effect to such redemption. Any such redemption will be required to occur on or prior to the date that is 90 days after the receipt by the Company of the proceeds of an Equity Offering. The Company shall effect such redemption on a pro rata basis.

         CREDIT FACILITIES -- In connection with the Merger and Recapitalization, the Company entered into credit facilities provided by a syndicate of financial institutions. Such credit facilities, as amended (the "Credit Facilities"), now include a $500,000,000 Revolving Credit Facility (including the availability of Revolving Loans, Swing Line Loans, and Letters of Credit) and three term loan facilities: Term A, Term B, and Term C (the "Term Loans"). The Company must pay an annual commitment fee ranging from 0.2% to 0.425%, depending on the Company's Total Leverage Ratio, as defined in the Credit Facilities, of the unused portion of the Revolving Credit Facility. Borrowings of $290,000,000 were outstanding under the Revolving Credit Facility at September 30, 1999. Such facility expires in June 2005.

         Borrowings under the Term A Loan or the Revolving Credit Facility can be made at the Base Rate plus a margin of 0% to 1%, or the LIBOR Rate, plus .625% to 2.25%, both depending on the Total Leverage Ratio. The Base Rate on revolving loans is the rate established by the Administrative Agent in New York as its base rate for dollars loaned in the United States. The LIBOR Rate is based on the LIBOR rate for the corresponding length of loan. The outstanding balance of Term A Loans amounted to $237,600,000 at September 30, 1999, and one percent of the outstanding balance is due annually through 2004, with the balance of the loan due in 2005.

         Borrowings under the Term B Loan can be made at the Base Rate plus a margin of 0.75% to 1.25% or the LIBOR Rate plus 2.0% to 2.5%, both depending on the Total Leverage Ratio. The outstanding balance amounted to $137,500,000 at September 30, 1999, and the outstanding balance is due in 2006.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    CONTINUED

         Borrowings under the Term C Loan can be made at the Base Rate plus a margin of 1.0% to 1.5% or the LIBOR Rate plus 2.25% to 2.75%, both depending on the Total Leverage Ratio. The outstanding balance amounted to $133,650,000 at September 30, 1999, and one percent of the outstanding balance is due annually through 2006, with the balance of the loan due in 2007.

         The Credit Facilities contain customary covenants and restrictions on the Company's ability to issue additional debt, pay dividends or engage in certain activities and include customary events of default. In addition, the Credit Facilities specify that the Company must meet or exceed defined fixed charge coverage ratios and must not exceed defined leverage ratios. The Company was in compliance with such covenants at September 30, 1999.

         The Credit Facilities are collateralized by a pledge of the stock of the Company's domestic subsidiaries. The Company's payment obligations under the Credit Facilities are guaranteed by its direct and indirect U.S. subsidiaries.

5        INCOME TAXES

         The effective income tax rate for the three month and nine month periods ended September 30, 1999 differs from the statutory income tax rate principally due to nondeductible goodwill amortization and the inclusion of state income taxes. The effective tax rate for the three month and nine month periods ended October 1, 1998 differs from the statutory income tax rate principally due to certain Recapitalization expenses which were not deductible for tax purposes.

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

                                     ITEM 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


OVERVIEW

The following analysis of the financial condition and results of operations of Regal Cinemas, Inc. (the "Company") should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included herein.

BACKGROUND OF REGAL

The Company has achieved significant growth in theatres and screens since its formation in November of 1989. Since inception through September 30, 1999, the Company has acquired 296 theatres with 2,277 screens (net of subsequently closed locations), developed 127 new theatres with 1,743 screens and added 128 new screens to existing theatres. Theatres developed by the Company typically generate positive theatre level cash flow within the first nine months following commencement of operation and reach a mature level of attendance within one to three years following commencement of operation. Theatre closings have had no significant effect on the operations of the Company.

RESULTS OF OPERATIONS

The Company's revenues are generated primarily from admissions and concession sales. Additional revenues are generated by electronic video games located adjacent to the lobbies of certain of the Company's theatres and by on-screen advertisements, rebates from concession vendors, and revenues from the Company's eight entertainment centers which are adjacent to theatre complexes. Direct theatre costs consist of film rental and advertising costs, costs of concessions and theatre operating expenses. Film rental costs are related to the popularity of a film and the length of time since the film's release and generally decline as a percentage of admission revenues the longer a film has been released. Because certain concession items, such as fountain drinks and popcorn, are purchased in bulk and not pre-packaged for individual servings, the Company is able to improve its margins by negotiating volume discounts. Theatre operating expenses consist primarily of theatre labor and occupancy costs. At September 30, 1999, approximately 21.1% of the Company's employees were paid at the federal minimum wage and, accordingly, the minimum wage largely determines the Company's labor costs for those employees. Future increases in minimum wage requirements or legislation requiring additional employer funding of health care, among other things, may increase theatre operating expenses as a percentage of total revenues.

The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items reflected in the Company's consolidated statements of operations.

                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                           ---------------------------    ---------------------------
                                           SEPTEMBER 30,    OCTOBER 1,    SEPTEMBER 30,    OCTOBER 1,
                                                1999           1998           1999            1998
                                           -------------    ----------    -------------    ----------
REVENUES:
   Admissions                                   67.3%          65.6%          66.9%          66.0%
   Concessions                                  27.6%          29.0%          27.8%          28.7%
   Other operating revenue                       5.1%           5.4%           5.3%           5.3%
                                               ------         ------         ------         ------
         Total revenue                         100.0%         100.0%         100.0%         100.0%

OPERATING EXPENSES:
   Film rental and advertising                  37.6%          35.0%          37.5%          35.6%
   Cost of concessions                           4.0%           4.2%           4.0%           4.2%
   Theatre operating                            33.0%          33.8%          36.6%          34.6%
   General and administrative                    2.8%           3.0%           3.2%           2.9%
   Depreciation and amortization                 7.5%           8.2%           8.6%           7.4%
   Recapitalization (Note 2)                    --              1.3%          --             13.5%
                                               ------         ------         ------         ------
         Total operating expenses               84.9%          85.5%          89.9%          98.2%

OPERATING INCOME (LOSS)                         15.1%          14.5%          10.1%           1.8%

OTHER INCOME (LOSS):
   Interest expense                            (11.2)%        (10.3)%        (12.4)%         (6.9)%
   Interest income                               0.0%           0.2%           0.0%           0.2%
   Other                                         0.0%          (0.1)%          0.0%          (0.1)%
                                               ------         ------         ------         ------

INCOME (LOSS) BEFORE
   INCOME TAXES AND
   EXTRAORDINARY ITEM                            3.9%           4.3%          (2.3)%         (5.0)%

BENEFIT FROM (PROVISION
   FOR) INCOME TAXES                            (2.1)%         (2.1)%           .5%          (0.1)%
                                               ------         ------         ------         ------

INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEM                            1.8%           2.2%          (1.8)%         (5.1)%

EXTRAORDINARY LOSS:
   Loss on extinguishment of debt,
     net of applicable taxes (Note 4)            0.0%           0.0%           0.0%          (2.4)%
                                               ------         ------         ------         ------

NET INCOME (LOSS)                                1.8%           2.2%          (1.8)%         (7.5)%
                                               ======         ======         ======         ======


Film rental and advertising
   as a % of Admissions                         55.8%          53.3%          56.1%          54.0%
                                               ======         ======         ======         ======

Cost of concessions as a %
   of Concessions                               14.5%          14.5%          14.5%          14.6%
                                               ======         ======         ======         ======


THREE MONTHS ENDED SEPTEMBER 30, 1999 AND OCTOBER 1, 1998

TOTAL REVENUES -- Total revenues for the third quarter of fiscal 1999 increased by 60.8% to $305.0 million from $189.7 million in the comparable 1998 period. This increase was due to a 48.7% increase in attendance attributable primarily to the net addition of 1,690 screens in the last 12 months (853 screens were added on August 26, 1998, as a result of the merger with Act III Cinemas, Inc. ("Act III")). Of the $115.3 million net increase in revenues for the period, a $2.0 million decrease was attributed to theatres continuously operated by the Company, a $64.3 million increase was attributed to theatres acquired by the Company, and a $53.0 million increase was attributed to new theatres constructed by the Company. Average ticket prices increased 10.9% during the period, reflecting an increase in ticket prices and a greater proportion of newer theatres in the 1999 period than in the same period in 1998. Average concession sales per customer increased 2.5% for the period, reflecting both an increase in consumption and, to a lesser degree, an increase in concession prices.

DIRECT THEATRE COSTS -- Direct theatre costs increased by 64.3% to $227.5 million in the third quarter 1999 from $138.5 million in the third quarter 1998. Direct theatre costs as a percentage of total revenues increased to 74.6% in the 1999 period from 73.0% in the comparable 1998 period. The increase in direct theatre costs as a percentage of revenue relates to increases in the Company's film rental costs and advertising primarily related to increases in promotional advertising costs associated with the Company's expansion efforts. The increase in direct theatre cost as a percentage of total revenue also reflects the increased occupancy costs associated with the Company's expansion efforts. Including the additional screens associated with the Act III merger, the company has increased its total screen count by 25.3% since the third quarter of 1998.

GENERAL AND ADMINISTRATIVE EXPENSES -- General and administrative expenses increased by 50.9% to $8.7 million in the third quarter 1999 from $5.7 million in the third quarter 1998. The increase reflects additional costs related to the Act III merger included in the Company's results subsequent to the Act III merger. As a percentage of total revenues, general and administrative expenses decreased to 2.8% in the 1999 period from 3.0% in the comparable 1998 period.

DEPRECIATION AND AMORTIZATION -- Depreciation and amortization expense increased in the third quarter 1999 by 46.3% to $22.8 million from $15.6 million in the third quarter 1998. This increase was primarily the result of theatre property additions associated with the Company's expansion efforts and the Act III merger.

OPERATING INCOME -- Operating income for the third quarter 1999 increased to $46.1 million, or 15.1% of total revenues, from $27.5 million, or 14.5% of total revenues, in the third quarter 1998. Before nonrecurring expenses associated with the Recapitalization, operating income for the third quarter 1998 was $29.9 million or 15.8% of total revenues.

INTEREST EXPENSE -- Interest expense increased in the third quarter 1999 to $34.1 million from $19.5 million in the third quarter 1998. The increase was primarily due to higher average borrowings outstanding associated with the Recapitalization and the Act III merger.

INCOME TAXES -- The provision for income taxes in the third quarter 1999 was $6.5 million as compared to $4.0 million in the third quarter 1998. The effective tax rate was 53.7% in the 1999 period as compared to 49.4% in the comparable 1998 period. The 1999 period reflected certain goodwill amortization costs, which were not deductible for tax purposes. Both periods also differ from the expected statutory rates due to the inclusion of state income taxes.

NET INCOME -- The net income in the third quarter 1999 was $5.6 million as compared to $4.1 million in the third quarter 1998. Net income was 1.8% of total revenues in the third quarter of 1999 as compared to 2.2% of total revenues in the comparable 1998 period.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND OCTOBER 1, 1998

TOTAL REVENUES -- Total revenues for the nine months ended September 30, 1999 increased by 60.3% to $766.1 million from $477.9 million in the comparable 1998 period. This increase was due to a 50.1% increase in attendance attributable primarily to the net addition of 1,690 screens in the last 12 months (853 screens were added August 26, 1998, as a result of the merger with Act III). Of the $288.2 million increase in revenues for the period, a $29.9 million decrease was attributed to theatres continuously operated by the Company, a $177.0 million increase was attributed to theatres acquired by the Company, and a $141.1 million increase was attributed to new theatres constructed by the Company. Average ticket prices increased 8.2% during the period, reflecting an increase in ticket prices and a greater proportion of newer multiplex theatres in the 1999 period than in the same period in 1998. Average concession sales per customer increased 3.6% for the period, reflecting both an increase in consumption and, to a lesser degree, an increase in concession prices.

DIRECT THEATRE COSTS -- Direct theatre costs increased by 68.4% to $599.0 million for the first nine months of 1999 from $355.6 million in the comparable 1998 period. Direct theatre costs as a percentage of total revenues increased to 78.2% in the 1999 period from 74.4% in the comparable 1998 period. The increase of direct theatre costs as a percentage of total revenues was primarily attributable to increased film rental costs during the second quarter of 1999 associated with Star Wars "The Phantom Menace", coupled with increased occupancy and promotional advertising costs resulting from the additional theatre locations associated with the Act III merger and the Company's expansion efforts.

GENERAL AND ADMINISTRATIVE EXPENSES -- General and administrative expenses increased by 80.3% to $24.8 million in the nine months ended September 30, 1999 from $13.7 million in the comparable 1998 period. The increase reflects additional costs related to the Act III merger included in the Company's results subsequent to the Act III merger. As a percentage of total revenues, general and administrative expenses increased to 3.2% in the 1999 period from 2.9% in the comparable 1998 period.

DEPRECIATION AND AMORTIZATION -- Depreciation and amortization expense increased in the first nine months of 1999 by 85.6% to $65.9 million from $35.5 million in the comparable 1998 period. This increase was primarily the result of theatre property additions associated with the Company's expansion efforts and the Act III merger.

OPERATING INCOME -- Operating income for the nine months ended September 30, 1999 increased to $76.4 million, or 10.1% of total revenues, from $8.5 million, or 1.8% of total revenues, in the comparable 1998 period.

INTEREST EXPENSE -- Interest expense increased for the nine months ended September 30, 1999 to $95.3 million from $32.8 million in the comparable 1998 period. The increase was primarily due to higher average borrowings outstanding associated with the recapitalization of the Company and the Act III merger.

INCOME TAXES -- The benefit from income taxes in the first nine months of 1999 was $3.9 million as compared to a provision for income taxes of $0.1 million in the comparable 1998 period. The effective tax rate was 21.3% in the 1999 period as compared to 0.4% in the comparable 1998 period. The 1999 period reflected certain goodwill amortization costs, which were not deductible for tax purposes. Both periods also differ from the expected statutory rates due to the inclusion of state income taxes. Additionally, the first nine months of 1998 reflected certain Recapitalization expenses, which were not deductible for tax purposes.

NET LOSS -- The net loss in the nine months ended September 30, 1999 was $14.5 million as compared to $36.0 million net loss in the nine months ended October 1, 1998. Net loss was 1.8% of total revenues in the nine months ended September 30, 1999 as compared to 7.5% of total revenues in the comparable 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

Substantially all of the Company's revenues are derived from cash box office receipts and concession sales, while film rental fees are ordinarily paid to distributors 15 to 45 days following receipt of admission revenues. The Company thus has an operating cash float, which partially finances its operations and reduces the Company's needs for external sources of working capital.

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

Borrowings under the Term A Loan or the Revolving Credit Facility can be made at the Base Rate plus a margin of 0% to 1%, or the LIBOR Rate, plus 0.625% to 2.25%, both depending on the Total Leverage Ratio. The Base Rate on revolving loans is the rate established by the Administrative Agent in New York as its base rate for dollars loaned in the United States. The LIBOR Rate is based on LIBOR for the corresponding length of loan. The outstanding balance of Term A Loans amounted to $237.6 million at September 30, 1999, and one percent of the outstanding balance on the Term A Loan is due annually through 2004 with the balance of the Term A Loan due in 2005.

Borrowings under the Term B Loan can be made at the Base Rate plus a margin of 0.75% to 1.25% or the LIBOR Rate plus 2.0% to 2.5%, both depending on the Total Leverage Ratio. The outstanding balance amounted to $137.5 million at September 30, 1999, and the outstanding balance is due in 2006.

Borrowings under the Term C Loan can be made at the Base Rate plus a margin of 1.0% to 1.5% or the LIBOR Rate plus 2.25% to 2.75%, both depending on the Total Leverage Ratio. The outstanding balance amounted to $133.7 million at September 30, 1999, and one percent of the outstanding balance is due annually through 2006, with the balance of the loan due in 2007.

Additionally, on May 27, 1998, the Company issued $400.0 million aggregate principal amount of 9.5% Senior Subordinated Notes due 2008 (the "Original Notes"). The net proceeds from the sale of the Original Notes, initial borrowings of $375.0 million under the Company's Senior Credit Facilities and $776.9 million in proceeds from the investment by KKR, Hicks Muse, DLJ and management in the Company were used: (i) to fund the cash payments required to effect the Regal Merger and the Option/Warrant Redemption; (ii) to repay and retire the Company's then existing senior credit facilities; (iii) to repurchase all of the Company's then existing senior subordinated notes (the "Old Regal Notes"); and (iv) to pay related fees and expenses.

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

On November 10, 1998, the Company issued an additional $200.0 million aggregate principal amount of 9.5% Senior Subordinated Notes due 2008 (the "Tack-On Notes") under the same indenture governing the Original Notes. The proceeds of the offering of the Tack-On Notes were used to repay and retire portions of the Senior Credit Facilities. (The Original Notes and the Tack-On Notes are collectively referred to herein as the "Regal Notes".)

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

During the nine months ended September 30, 1999, the Company opened 38 new theatres with 597 screens, acquired 4 theatres with 45 screens, added 39 screens to existing theatre locations and disposed of 22 theatres with 105 screens. The Company intends to develop approximately 270 screens during the remainder of fiscal 1999. The Company expects that the capital expenditures in connection with its development plan will total approximately $400.0 million to $425.0 million during 1999. The Company believes that its capital needs for completion of theatre construction and development for at least the next three months will be satisfied by available credit under the Senior Credit Facilities and internally generated cash flow. The Company's Senior Credit Facilities provide for borrowings of up to $1,008.8 million in the aggregate, consisting of the Revolving Credit Facility, which permits the Company to borrow up to $500.0 million on a revolving basis and $508.8 million, in the aggregate, of term loan borrowings under three separate term loan facilities. As of September 30, 1999, the Company had approximately $210.0 million of capacity available under the Senior Credit Facilities.

Based on the current level of operations and anticipated future growth (both internally generated as well as through acquisitions), the Company anticipates that its cash flow from operations, together with borrowings under the Senior Credit Facilities should be sufficient to meet its anticipated requirements for working capital, capital expenditures, lease commitments, interest payments and scheduled principal payments. The Company's future operating performance and ability to service or refinance the Regal Notes, the Regal Debentures and to extend or refinance the Senior Credit Facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

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

NEW ACCOUNTING PRONOUNCEMENTS

During fiscal 1998, the Emerging Issues Task Force ("EITF") released EITF Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction. The EITF addresses how an entity (lessee) that is involved with the construction of an asset that the entity subsequently plans to lease when construction is completed should determine whether it should be considered the owner of that asset during the construction period. The Task Force reached a consensus that a lessee should be considered the owner of a real estate project during the construction period if the lessee has substantially all of the construction period risk. As the Company's construction project agreements are currently structured, management believes the Company would be considered the owner of certain pending construction projects. As a result, management believes the Company will be required to reflect these lease agreements on its balance sheet as financing transactions. The EITF is applicable to all construction projects committed to subsequent to May 21, 1998 and to all construction projects committed to on May 21, 1998 if construction does not commence prior to December 31, 1999.

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

YEAR 2000 - STATE OF READINESS

POTENTIAL IMPACT ON THE COMPANY. The failure of information technology ("IT") and any embedded, or non-IT systems, because of the Year 2000 issue or otherwise could adversely affect the Company's operations. If not corrected, many computer-based systems and theatre equipment, such as air conditioning systems and fire and sprinkler systems, could encounter difficulty differentiating between the year 1900 and the year 2000 and interpreting other dates, resulting in system malfunctions, corruption of date or system failure. Additionally, the Company relies upon outside third parties ("business partners") to supply many of the products and services that it needs in its business. Such products include films, which it exhibits, and concession products, which it sells.

Attendance at the Company's theatres could be severely impacted if one or more film producers are unable to produce new films because of Year 2000 issues. The Company could suffer other business disruptions and loss of revenues if any other types of material business partners fail to supply the goods or services necessary for the Company's operations.

IT SYSTEMS. The Company has utilized a weighted methodology to evaluate the readiness of its corporate and theatre level IT systems. For this purpose, corporate and theatre system types include commercial off-the-shelf software, custom in-house developed software, ticketing system software, concession system software and hardware systems such as workstations and servers. The Company has weighted each corporate and theatre system based on its overall importance to the organization. The Company's readiness has been evaluated in terms of a five-phase process utilized in the Year 2000 strategic plan (the "Plan") with appropriate weighting given to each phase based on its relative importance to IT system Year 2000 readiness. The phases may generally be described as follows:
(i) develop company-wide awareness; (ii) inventory and assess internal systems and business partners and develop contingency plans for systems that cannot be renovated; (iii) renovate critical systems and contact material business partners; (iv) validate and test critical systems, analyze responses from critical business partners and develop contingency plans for non-compliant partners; and (v) implement renovated systems and contingency plans. The Company has placed a high level of importance on its corporate and theatre software systems and a lesser degree of importance on its hardware systems when evaluating Year 2000 readiness. As a result, the Company focused more of its initial efforts toward Year 2000 readiness with respect to its software systems than it has with respect to its hardware systems.

Based on the weighting methodology described above, the Company has assessed all of its corporate IT systems and, as of September 30, 1999, has renovated 99% of those systems that require renovation as a result of the Year 2000 issue. In the aggregate, as of September 30, 1999, 99% of the Company's corporate IT systems have been tested and verified as being Year 2000 ready. The percentage of corporate IT systems that has been tested and verified as being Year 2000 ready assumes that a significant component of commercial-off-the-shelf software, the Global Software, Inc. financial applications, is Year 2000 ready. This system was warranted to be Year 2000 ready when purchased. The Company has performed certain test procedures related to the Global Software, Inc.'s financial applications to validate that the implementation is in fact Year 2000 ready, and does not believe that it has a significant risk with respect to such software.

Based on the weighting methodology described above, the Company has also assessed all of its theatre IT systems and, as of September 30, 1999, has renovated 99% of those systems that require renovation as a result of the Year 2000 issue. In the aggregate, as of September 30, 1999, 99% of the Company's theatre IT systems have been tested and verified as being Year 2000 ready.

Overall, the Company has assessed the Plan with respect to IT systems as being 99% complete as of September 30, 1999. Although, no assurance can be given, the Company does not believe that it has material exposure to the Year 2000 issue with respect to its internal IT systems.

NON-IT SYSTEMS. The Company completed the process of assessing potential Year 2000 readiness risks associated with its non-IT systems and with systems of its business partners. Based on budgeted and expended personnel hours, assessment of the Company's non-IT systems and with systems of its business partners was substantially complete as of December 31, 1998.

COSTS. Although a definitive estimate of costs associated with required modifications to address the Year 2000 issue cannot be made until the Company has at least completed the assessment phase of the Plan, management presently does not expect such costs to be material to the Company's results of operations, liquidity or financial condition. The total amount expended from January 1, 1996 through September 30, 1999, was approximately $2,400,000. Based on information presently known, the total amount expected to be expended on the Year 2000 effort for IT systems is approximately $2,500,000, primarily comprised of software upgrades and replacement costs, internal personnel hours and consulting costs. To date, the Year 2000 effort has been funded primarily from the existing IT budget.

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

                                     ITEM 6.
                        EXHIBITS AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------------

(a)      Exhibits:

         (27)     Financial Data Schedule (for SEC use only).

(b)      Reports on Form 8-K.

         During the third quarter of fiscal 1999 ended September 30, 1999, the Registrant filed no Current Reports on Form 8-K.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL CINEMAS, INC.


Date: November 8, 1999                  By:  /s/ Michael L. Campbell
                                        Michael L. Campbell, Chairman, President
                                        and Chief Executive Officer

                                        By:  /s/ Neal Rider
                                        Executive Vice President and
                                        Chief Financial Officer


Exhibit Index


Item                                      Description
---------------            ---------------------------------------------------
(27)                       Financial Data Schedule (for SEC use only).