Form 10-K
period 1999-12-30
REGAL CINEMAS INC
filed 2000-03-29
CIK 905035

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 30, 1999

                        COMMISSION FILE NUMBER 333-52943

                               REGAL CINEMAS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               TENNESSEE                                 62-1412720
      (State or other jurisdiction          (IRS employer identification number)
   of incorporation or organization)

       7132 COMMERCIAL PARK DRIVE
          KNOXVILLE, TENNESSEE                             37918
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (865) 922-1123

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Shares of common stock, no par value per share, outstanding on March 29, 2000, were 216,873,501

                               REGAL CINEMAS, INC.
                             FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS



                                                                                  PAGE
                                                                                  ----
PART I                                                                              3
        Item 1.   Business....................................................      3
                  The Company.................................................      3
                  Recapitalization and Financing..............................      4
                  Business Strategy...........................................      4
                  Industry Overview...........................................      6
                  Theatre Operations..........................................      7
                  Seasonality.................................................      9
                  Film Licensing..............................................      9
                  Complementary Concepts......................................     10
                  Competition.................................................     10
                  Management Information Systems..............................     11
                  Employees...................................................     11
                  Regulation..................................................     11
                  Risk Factors................................................     12
        Item 2.   Properties..................................................     14
        Item 3.   Legal Proceedings...........................................     15
        Item 4.   Submission of Matters to a Vote of Security-Holders.........     15
PART II                                                                            15
        Item 5.   Market for the Registrant's Common Equity and Related
                  Shareholder Matters.........................................     15
        Item 6.   Selected Financial Data.....................................     15
        Item 7.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................     17
                  Overview....................................................     17
                  Background of Regal.........................................     17
                  Result of Operations........................................     17
                  Fiscal Years Ended December 30, 1999 and December 31,
                  1998........................................................     18
                  Fiscal Years Ended December 31, 1998 and January 1, 1998....     19
                  Impairment and Other Disposal Charges.......................     20
                  Liquidity and Capital Resources.............................     20
                  Inflation; Economic Downturn................................     22
                  New Accounting Pronouncements...............................     23
                  Recent Accounting Pronouncements Not Yet Adopted............     23
        Item 7A.  Quantitative and Qualitative Disclosures About Market
                  Risk........................................................     23
        Item 8.   Financial Statements and Supplemental Data..................     25
                  Independent Auditors' Report................................     26
                  Report of Independent Accountants...........................     27
        Item 9.   Changes In and Disagreements with Accountants on Accounting
                  and Financial Disclosure....................................     45
PART III                                                                           46
        Item 10.  Directors and Executive Officers of the Registrant..........     46
                  Composition of the Board of Directors.......................     49
        Item 11.  Executive Compensation......................................     49
                  Directors' Compensation.....................................     50
                  Employment Agreements.......................................     50
                  Compensation Committee Interlocks and Insider
                  Participation...............................................     51
        Item 12.  Security Ownership of Certain Beneficial Owners and
                  Managements.................................................     51
        Item 13.  Certain Relationship and Related Transactions...............     52
PART IV                                                                            53
        Item 14.  Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K....................................................     53

                               REGAL CINEMAS, INC.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         Regal Cinemas, Inc. ("Regal" or the "Company") is the largest motion picture exhibitor in the United States based upon the number of screens in operation. At December 30, 1999, the Company operated 430 theatres, with an aggregate of 4,413 screens in 32 states. Since its inception in November 1989, the Company has achieved substantial growth in revenues and net income before interest expense, income taxes, depreciation and amortization, other income or expense, extraordinary items and non-recurring charges ("EBITDA"). As a result of the Company's focus on enhancing revenues, operating efficiently and strictly controlling costs, the Company has achieved what management believes are among the highest EBITDA margins in the domestic motion picture exhibition industry. For the five-year period ended December 30, 1999, the Company had compound annual growth rates in revenues and EBITDA of 35.4% and 33.9% respectively.

         The Company operates primarily multiplex theatres and has an average of
10.3 screens per location, which management believes is among the highest in the industry and which compares favorably to an average of approximately 8.1 screens per location for the five largest North American motion picture exhibitors at September 30, 1999. The Company develops, acquires and operates multiplex theatres primarily in mid-sized metropolitan markets and suburban growth areas of larger metropolitan markets, predominantly in the eastern and northwestern United States. The Company seeks to locate theatres in markets that it believes are underscreened or served by older theatre facilities. The Company also seeks to locate each theatre where it will be the sole or leading exhibitor within a particular geographic film licensing zone. Management believes that at December 30, 1999, approximately 80.2% of the Company's screens were located in film licensing zones in which the Company was the sole exhibitor.

         The Company continually upgrades its theatre circuit by opening new theatres, adding new screens to existing theatres and selectively closing or disposing of under-performing multiplexes. From its inception through December 30, 1999, the Company has grown by acquiring 287 theatres with 2,233 screens (net of subsequently closed locations), developed 143 new theatres with 2,027 screens and adding 153 screens to existing theatres. This strategy has served to establish and enhance the Company's presence in selected geographic markets. In addition, as a result of this strategy, the Company enjoys one of the most modern asset bases in the industry with 42% of its circuit having been built since 1997. The Company projects that at the end of fiscal 2000 approximately 48% of the circuit will have been built since 1997. Approximately 40% of the Company's screens are in theatres with 15 or more screens. At December 30, 1999, the Company had 16 new theatres with 242 screens under construction and 15 new screens under construction at three existing theatres. In addition, the Company had entered into leases in connection with its plans to develop an additional 16 theatres with 241 screens.

         On August 26, 1998, the Company acquired Act III Cinemas, Inc. ("Act III"), then the ninth largest motion picture exhibitor in the United States based on number of screens in operation (the "Act III Merger"). At the time of the Act III Merger, Act III operated 130 theatres, with an aggregate of 835 screens, strategically located in concentrated areas throughout the Pacific Northwest, Texas and Nevada. The Company has acquired ten other theatre circuits during the last five years, including Cobb Theatres, Georgia State Theatres and Litchfield Theatres. These acquisitions have enabled the Company to become a leading operator in certain of its markets and to improve its market concentration in the eastern and northwestern United States. Through the integration of these acquisitions, the Company has achieved economies of scale by consolidating purchasing, operating and other administrative functions.

RECAPITALIZATION AND FINANCING

         On May 27, 1998, an affiliate of Kohlberg Kravis Roberts & Co. L.P. ("KKR") and an affiliate of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") merged with and into the Company (the Regal Merger), with the Company continuing as the surviving corporation. The consummation of the Regal Merger resulted in a recapitalization (the Recapitalization) of the Company. In the Recapitalization, existing holders of the Company's common stock (the Common Stock) received cash for their shares of Common Stock, and KKR, Hicks Muse, DLJ Merchant Banking Partners II, L.P. and affiliated funds (DLJ) and certain members of the Company's management acquired the Company. In addition, in connection with the Recapitalization, the Company canceled options and repurchased warrants held by certain directors, management and employees of the Company (the Option/Warrant Redemption). The aggregate purchase price paid to effect the Regal Merger and the Option/Warrant Redemption was approximately $1.2 billion.

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

         The Company's Senior Credit Facilities provide for borrowings of up to $1,008.8 million in the aggregate, consisting of $500.0 million under a revolving credit facility (the "Revolving Credit Facility") and $508.8 million, in the aggregate, under three separate term loan facilities. As of December 30, 1999, the Company had approximately $128.5 million available for borrowing under the Senior Credit Facilities.

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

BUSINESS STRATEGY

Operating Strategy

Management believes that the following are the key elements of the Company's operating strategy:

         New Multiplex Theatres: Management believes that the Company's multiplex theatres promote increased attendance and maximize operating efficiencies through reduced labor costs and improved utilization of theatre capacity. The Company's multiplex theatres enable it to offer a diverse selection of films, stagger movie starting times, increase management's flexibility in determining the number of weeks that a film will run and the size of the auditorium in which it is shown and more efficiently serve patrons from common concessions and other support facilities. The Company further believes that the development of multiplex theatres allows it to achieve an optimal relationship between the number of screens (generally 14 to 18) and the size of the auditoriums (100 to 500 seats). The Company's multiplex theatres are designed to increase the profitability of the theatres by maximizing the revenue per square foot generated by the facility and reducing the cost per square foot of constructing and operating the theatres.

         Asset Base. The Company maintains one of the most modern circuits in the industry with 42% of its circuit having been built since 1997. Additionally, the Company projects that at the end of fiscal 2000 approximately 48% of the circuit will have been built since 1997. Management believes that the modern asset base provides the Company with a competitive advantage as consumers continue to chose theatres based on the movie going experience. The Company believes that the newer theatres enhance the movie going experience.

         Disposition Efforts. Management has increased the focus on the disposition of under-performing locations. The Company plans to close between 175 and 200 screens in both 2000 and in 2001. Management believes the acceleration of screen closures will mitigate the erosion of its older theatres. The Company has developed specific action plans to aggressively bring under-performing theatres off-line including subleasing certain locations, selling owned properties and working with existing landlords to terminate certain leases. Management believes that the cost associated with the disposition of the under-performing sites will be insignificant in the 2000 fiscal year.

         Cost Control. The Company's cost control programs have resulted in EBITDA margins, which management believes are among the highest in the motion picture exhibition industry. Management's focus on cost control extends from a theatre's initial development to its daily operation. Management believes that it is able to reduce construction and operating costs by designing prototype theatres adaptable to a variety of locations and by actively supervising all aspects of construction. In addition, through the use of detailed management reports, the Company closely monitors labor scheduling, concession yields and other significant operating expenses. A significant component of theatre management's compensation is based on controlling operating expenses at the theatre level.

         Revenue Enhancements. The Company strives to enhance revenue growth through: (i) the addition of specialty cafes within certain theatre lobbies serving non-traditional concessions; (ii) the sale of screen slide and rolling stock advertising time prior to scheduled movies; (iii) the marketing and advertising of certain theatres in its circuit; (iv) the addition of state-of-the-art video arcades; and (v) the rental of theatres to organizations during non-peak hours. Increasing ancillary revenue is a key focus for the Company's management in fiscal 2000. The Company believes that in addition to the items mentioned, there are opportunities with the Internet for additional ticket sales/advertising revenues.

         Patron Satisfaction/Quality Control. The Company emphasizes patron satisfaction by providing convenient locations, comfortable seating, spacious neon-enhanced lobby and concession areas and a wide variety of film selections. The Company's theatre complexes feature clean, modern auditoriums with high quality projection and digital stereo surround-sound systems. As of December 30, 1999, approximately 64% of the Company's theatres were equipped with digital surround-sound systems. Stadium seating (seating with an elevation between rows to provide unobstructed viewing as well as other amenities to enhance the movie-going experience) has been shown to be preferred by movie patrons. Presently, the Company has 48% of its screens with stadium seating. The Company is adding stadium seating to certain of its existing theatres and all of its newly constructed theatres feature stadium seating. The Company believes that all of these features serve to enhance its patrons' movie-going experience and help build patron loyalty. In addition, the Company promotes patron loyalty through specialized marketing programs for its theatres and feature films. To maintain quality and consistency within the Company's theatres, the Company conducts regular inspections of each theatre and operates a mystery shopper program.

         Integration of Acquisitions. The Company has acquired 11 theatre circuits during the last six years. Management believes that acquisitions provide the opportunity for the Company to increase revenue growth while realizing operating efficiencies through the integration of operations. In this regard, the Company believes it has achieved cost savings through the consolidation of its purchasing function, the centralization of certain other operating functions and the uniform application of the most successful cost control strategies of the Company and its acquisition targets.

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

         Marketing. The Company actively markets its theatres through grand opening promotions, including VIP preopening parties, newspaper and radio advertising, television commercials in certain markets and promotional activities, such as live music, spotlights and skydivers, which frequently generate media coverage. The Company also utilizes special marketing programs for specific films and concession items. The Company seeks to develop patron loyalty through a number of marketing programs such as a free summer children's film series, cross-promotion ticket redemptions and promotions within local communities.

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

INDUSTRY OVERVIEW

         The domestic motion picture exhibition industry is currently comprised of approximately 548 exhibitors (in the U.S. and Canada), 155 of which operate ten or more total screens. Based on the June 1, 1999 listing of exhibitors in the National Association of Theatre Owners 1999-2000 Encyclopedia of Exhibition, the five largest exhibitors (based on the number of screens) operated approximately 42% of the total screens in operation, with Regal operating more than 10% of the total screens. From 1988 through 1998, the number of screens in operation in the United States increased from approximately 23,000 to approximately 34,000, and admissions revenues increased from approximately $4.6 billion to approximately $6.9 billion. The motion picture exhibition industry continues to grow despite the emergence of competing film distribution channels. Since 1991, the industry has experienced significant growth with attendance increasing at a 3.3% compound annual rate. This growth is principally attributed to an increase in the supply of first-run, big budget films, increased investment in advertising and promotion by studios, the investment by leading exhibitors in appealing, modern multiplex theatres to replace aging locations and the moderate price of movies relative to other out-of-home entertainment options.

         In an effort to realize greater operating efficiencies, operators of multi-theatre circuits have emphasized the development of larger multiplex complexes. Typically, multiplexes have six or more screens per theatre, although in some instances megaplexes may have as many as 30 screens in a single theatre. The multi-screen format provides numerous benefits for theatre operators, including allowing facilities (concession stands and restrooms) and operating costs (lease rentals, utilities and personnel) to be spread over a larger base of screens and patrons. Multiplexes have varying seating capacities (typically from 100 to 500 seats) that allow for multiple show times of the same film and a variety of films with differing audience appeal to be shown, and provide the flexibility to shift films to larger or smaller auditoriums depending on their popularity. To limit crowd congestion and maximize the efficiency of floor and concession staff, the starting times of films at multiplexes are staggered. The trend of developing large multiplex theatres in the theatre exhibition industry favors larger, well-capitalized companies, creating an environment for new construction and consolidation. Many smaller theatre owners who operate older cinemas without state-of-the-art stadium seating and projection and sound equipment may not have the capital required to maintain or upgrade their circuits. The growth of the number of screens, strong domestic consumer demand and growing foreign theatrical and domestic and foreign ancillary revenue opportunities have led to an increase in the volume of major film releases. The greater number of screens has allowed films to be produced for and marketed to specific audience segments (e.g., horror films for teenagers) without using capacity required for mainstream product.

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

         Motion pictures are generally made available through various distribution methods at various dates after the theatrical release date. The release dates of motion pictures in these other distribution windows begin four to six months after the theatrical release date with video rentals, followed generally by off-air or cable television programming including pay-per-view services, pay television, other basic cable and broadcast network syndicated programming. These distribution windows have given producers the ability to generate a greater portion of a film's revenues through channels other than theatrical release. This increased revenue potential after a film's initial domestic release has enabled major studios and certain independent producers to increase film production and theatrical advertising. The additional non-theatrical revenue has also permitted producers to incur higher individual film production and marketing costs. The total cost of producing a picture averaged approximately $52.7 million in 1998 compared with approximately $18.1 million in 1988, while the average cost to advertise and promote a picture averaged approximately $25.3 million in 1998 as compared with $8.5 million in 1988. These higher costs have further enhanced the importance of a large theatrical release. Distributors strive for a successful opening run at the theatre to establish a film and substantiate the film's revenue potential both internationally and through other distribution windows. The value of home video and pay cable distribution agreements frequently depends on the success of a film's theatrical release. Furthermore, the studios' revenue-sharing percentage and ability to control whom views the product within each of the distribution windows generally declines as one moves farther from the theatrical release window. As theatrical distribution remains the cornerstone of a film's financial success, it is the primary distribution window for the public's evaluation of films and motion picture promotion.

         Management expects that the overall supply of films will remain constant, although there can be no assurance that this will occur. There has been an increase in the number of distributors and reissues of films as well as an increase in films made by independent producers. From January 1994 through December 1998, the number of large budget films and the level of marketing support provided by the production companies has increased, as evidenced by the increase in average production costs and average advertising costs per film of approximately 53.6% and 57.5%, respectively.

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

         Management closely monitors the Company's operations and cash flow through daily reports generated from computerized box office terminals located in each theatre. These reports permit the Company to maintain an accurate and immediate count of admissions by film title and show times and provide management with the information necessary to effectively and efficiently manage the Company's theatre operations. Additionally, daily payroll data is input at in-theatre terminals which allows the regular monitoring of payroll expenses. In addition, the Company has a quality assurance program to maintain clean, comfortable and modern facilities. Management believes that operating a theatre circuit consisting primarily of modern multiplex theatres also enhances the Company's ability to license commercially successful films from distributors. To maintain quality and consistency within the Company's theatre circuit, the district managers regularly inspect each theatre and the Company operates a mystery shopper program, which involves unannounced visits by unidentified customers who report on the quality of service, film presentation and cleanliness at individual theatres. The Company has an incentive compensation program for theatre level management, which rewards managers for controlling theatre level operating expenses while complying with the Company's operating standards.

         In addition to revenues from box office admissions, the Company receives revenues from concession sales and video games located adjacent to the theatre lobby. Concession sales constituted 27.5% of total revenues for fiscal 1999. The Company emphasizes prominent and appealing concession stations designed for rapid and efficient service. Although popcorn, candy and soft drinks remain the best selling concession items, the Company's theatres offer a wide range of concession choices. The Company continually seeks to increase concession sales through optimizing product mix, introducing special promotions from time to time and training employees to cross sell products. In addition to traditional concession stations, select existing theatres and theatres currently under development feature specialty concession cafes serving items such as cappuccino, fruit juices, cookies and muffins, soft pretzels and yogurt. Management negotiates directly with manufacturers for many of its concession items to ensure adequate supplies and to obtain competitive prices.

         The Company relies upon advertisements, including movie schedules published in newspapers and via the Internet, to inform its patrons of film selections and show times. Newspaper advertisements are typically displayed in a single grouping for all of the Company's theatres located in a newspaper's circulation area. Multimedia advertising campaigns for major film releases are organized and financed primarily by the film distributors.

         The Company actively markets its theatres through grand opening promotions, including VIP preopening parties, newspaper and radio advertising, television commercials in certain markets and promotional activities such as live music, spotlights and skydivers, which frequently generate media coverage. The Company also utilizes special marketing programs for specific films and concession items. The Company seeks to develop patron loyalty through a number of marketing programs such as free summer children's film series, cross-promotion ticket redemptions and promotions within local communities.

         As of December 30, 1999, the Company operated 43 theatres with an aggregate of 263 screens, which exhibit second-run movies and charge lower admission prices (typically $1.00 to $2.00). These movies are the same high quality features shown at all of the Company's theatres. The terminology second-run is an industry term for the showing of movies after the film has been shown for varying periods of time at other theatres. The Company believes that the increased attendance resulting from lower admission prices and the lower film rental costs of second-run movies compensate for the lower admission prices and slightly higher operating costs as a percentage of admission revenues at the Company's discount theatres. The design, construction and equipment in the Company's discount theatres are of the same high quality as its first-run theatres. The Company's discount theatres generate theatre level cash flows similar to the Company's first-run theatres.

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

         Films are licensed from film distributors owned by major film production companies and from independent film distributors that generally distribute films for smaller production companies. Film distributors typically establish geographic film licensing zones and allocate each available film to one theatre within that zone. Film zones generally encompass a radius of three to five miles in metropolitan and suburban markets, depending primarily upon population density. As of December 30, 1999, the Company believes that approximately 80.2% of its screens were located in film licensing zones in which such theatres were the sole exhibitors, permitting the Company to exhibit many of the most commercially successful films in these zones.

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

         The Company's business is dependent upon the availability of marketable motion pictures, its relationships with distributors and its ability to obtain commercially successful films. Many distributors provide quality first-run movies to the motion picture exhibition industry; however, according to industry reports, eight distributors accounted for approximately 94% of industry admission revenues during 1997, and 46 of the top 50 grossing films. No single distributor dominates the market. Disruption in the production of motion pictures by the major studios and/or independent producers, the lack of commercial success of motion pictures or the Company's inability to otherwise obtain motion pictures for exhibition would have a material adverse effect upon the Company's business. The Company licenses films from each of the major distributors and believes that its relationships with distributors are good. From year to year, the revenues attributable to individual distributors will vary widely depending upon the number and quality of films each distributes. The Company believes that in 1999 no single distributor accounted for more than 17% of the films licensed by the Company.

COMPLEMENTARY CONCEPTS

         IMAX(R) 3-D Theatres. The Company has signed an agreement to include IMAX(R) 3-D theatres in ten new multiplex theatre projects over a five-year period, ending in 2004, the first of which opened in Chicago in November 1998. Management believes that the Company's theatres with IMAX(R) 3-D, which will contain highly automated projection systems and specialized sound systems, will draw higher traffic levels than theatres without them, allow the Company to attract patrons during non-peak hours and expand its customer base in certain markets. During 1999 IMAX theatres were opened at the Mall of Georgia (Atlanta, GA), Transit Center (Williamsville, NY), and New Rochelle City (New Rochelle,
NY) locations.

         FunScapes(TM). To complement the Company's theatre development, the Company operates its FunScapes(TM) entertainment complexes in certain locations which are designed to increase both the drawing radius for patrons and patron spending by offering a wider array of entertainment options at a single destination. As of December 30, 1999, the Company operated eight FunScapes(TM) in Chesapeake, Virginia; Rochester, New York; Syracuse, New York; Brandywine, Delaware; Fort Lauderdale, Florida (2); Nashville, Tennessee and Knoxville, Tennessee. The Company currently has no plans to develop additional FunScapes(TM). The $6.0 million to $10.0 million estimated cost of construction of an entertainment center is comparable to the cost of constructing the adjacent theatre complex. Each complex includes a nine to 16 screen theatre and a 50,000 to 70,000 square foot family entertainment center, which generally features a 36-hole, tropical-themed miniature golf course, a children's soft play and exercise area, laser tag, video batting cages, a video golf course, virtual reality games, a high-tech video arcade and party rooms. A food court connects the theatres to the entertainment center and features nationally recognized brand name pizza, taco, sandwich, and dessert restaurants. Each theatre and entertainment center totals approximately 95,000 to 140,000 square feet and management believes the facility is a comprehensive entertainment destination.

         The Company continues to explore its strategic alternatives with respect to all of its FunScapes(TM) locations, and currently expects that certain of these locations will be subleased during the next fiscal year. Otherwise, the Company intends to pursue other alternatives including closing certain of these locations. In the fourth quarter of 1999, management recorded an impairment charge of $22.1 million ($13.6 million after tax) with respect to the FunScapes(TM) locations.

COMPETITION

         The motion picture exhibition industry is fragmented and highly competitive, particularly in film licensing, attracting patrons and finding new theatre sites. Theatres operated by national and regional circuits and by smaller independent exhibitors compete with the Company's theatres. The motion picture industry has rapidly expanded the number of U.S.screens over the past several years as theatre companies have upgraded their theatre circuits. The industry growth has resulted in declines in margins and returns on invested capital as older theatres suffer due to increased competition from newer multiplexes.

         The Company believes that the rate of industry screen growth is slowing as many of the exhibitors are curtailing expansion plans for the 2000 and 2001 fiscal years. Management believes that as competitive building declines and as older screens are aggressively closed the competitive framework significantly improves for the Company and other exhibitors with modern circuits.

           The Company believes that the competitive factors in the motion picture exhibition industry include: licensing terms; the seating capacity, location and reputation of an exhibitor's theatres; the quality of projection and sound equipment at the theatres; and the exhibitor's ability and willingness to promote the films.

         However, in those areas where real estate is readily available, there are few barriers preventing competing companies from opening theatres near one of the Company's existing theatres, which may have a material adverse effect on the Company's theatre. In addition, competitors have built or are planning to build theatres in certain areas in which the Company operates, which may result in excess capacity in such areas and adversely affect attendance and pricing at the Company's theatres in such areas.

         In addition, alternative motion picture exhibition delivery systems, including cable television, video disks and cassettes, satellite and pay-per-view services exist for the exhibition of filmed entertainment in periods after the theatrical release. The expansion of such delivery systems (such as video on demand) could have a material adverse effect upon the Company's business and results of operations. The Company also competes for the public's leisure time and disposable income with all forms of entertainment, including sporting events, concerts, live theatre and restaurants.

MANAGEMENT INFORMATION SYSTEMS

         The Company has a significant commitment to its management information systems, some of which have been developed internally. The point of sale terminals within each theatre provides comprehensive information to the corporate office each morning. These daily management reports address all aspects of theatre operations, including concession sales, fraud detection and film booking. Payroll information is gathered daily from theatres through the use of automated time keeping systems, enabling a daily comparison of actual to budgeted labor for each theatre. The Company's systems allow it to properly schedule and manage its hourly workforce. A corporate help desk is also available to monitor and resolve any processing problems that might arise in the theatres.

EMPLOYEES

         As of December 30, 1999, the Company employed 17,249 persons. Of the Company's employees, 369 were corporate personnel, 2,979 were theatre management personnel and the remainder hourly theatre personnel. Film projectionists at nine of the Company's theatres in the Seattle, Washington; Las Vegas, Nevada; Nashville, Tennessee; and Cleveland and Youngstown, Ohio markets are represented by the International Alliance of Theatrical Stage Employees and Moving Picture Machine Operators of the United States and Canada ("IATSE"). Certain other employees of the Company in the State of Washington are also represented by the IATSE. The Company's collective bargaining agreements with the IATSE expire over various periods through March 2000. The Company's expansion into new markets may increase the number of employees represented by unions. The Company considers its employee relations to be good.

REGULATION

         The distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. The Company has never been a party to any of such cases, but the manner in which it can license films is subject to consent decrees resulting from these cases. Consent decrees bind certain major film distributors and require the films of such distributors to be offered and licensed to exhibitors, including the Company, on a theatre-by-theatre basis. Consequently, exhibitors cannot assure themselves of a supply of films by entering long-term arrangements with major distributors, but must negotiate for licenses on a film-by-film and theatre-by-theatre basis.

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

         The Company's theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship, health and sanitation requirements and licensing. At December 30, 1999, approximately 30.5% of the Company's employees were paid at the federal minimum wage and, accordingly, the minimum wage largely determines the Company's labor costs for those employees.

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

         Our business also depends on maintaining good relations with the major film distributors that license films to our theatres. A deterioration in our relationship with any of the nine major film distributors could affect our ability to get commercially successful films and, therefore, could hurt our business and results of operations. See Business - Film Licensing."

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

         Management believes that the industry is working towards rationalization of the overbuilding as many of the exhibitors are curtailing expansion plans for the 2000 and 2001 fiscal years. If the overbuilding does not subside, the Company remains at risk for increased erosion of its older theatre base.

         In addition, there are many other ways to view movies once the movies leave the theatre, including cable television, video disks and cassettes, satellite and pay-per-view services. Creating new ways to watch movies (such as video on demand) could hurt our business and results of operations. We also compete for the public's leisure time and disposable income with all forms of entertainment, including sporting events, concerts, live theatre and restaurants. See Business - Competition."

We Depend on Our Senior Management

         Our success depends upon the continued contributions of our senior management, including Michael L. Campbell, our Chairman, President and Chief Executive Officer. We currently have employment contracts with Mr. Campbell and our Chief Operating Officer, but we only maintain key-man life insurance for Mr. Campbell. If we lost the services of Mr. Campbell it could hurt our business and development. See Item 11. Executive Compensation-Employment Agreements.

Our Quarterly Results of Operations Fluctuate

         Our revenues are usually seasonal because of the way the major film distributors release films. Generally, the most marketable movies are released during the summer and the Thanksgiving through year-end holiday season. An unexpected hit film during other periods can alter the traditional trend. The timing of movie releases can have a significant effect on our results of operations, and our results one quarter are not necessarily the same as results for the next quarter. The seasonality of our business, however, has lessened as studios have begun to release major motion pictures somewhat more evenly throughout the year. See Management's Discussion and Analysis of Financial Condition and Results of Operations."

We Have Substantial Indebtedness, Lease Commitments and Leverage

         We have a large amount of debt. As of December 30, 1999, we had approximately $1,683.6 million of long term debt, $21.3 million of capital lease obligations and $74.7 million of lease financing arrangements outstanding, with approximately $128.5 million available for future borrowings under our Senior Credit Facilities. In addition, we may incur more debt in the future, for things such as building liquidity reserves, and funding acquisitions as part of our growth strategy.

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

         For the twelve-month period ended December 30, 1999, our interest expense was approximately $132.2 million. The Company has also executed certain lease agreements for the operation of theatres not yet constructed. As of December 30, 1999, the total future minimum rental payments under the terms of these leases approximate $568.3 million to be paid over 20 to 30 years.

Financing Commitments

         The Company has obtained commitments from certain third parties that provide for an additional $60 million of financing. The Company anticipates closing such transactions during the first and second quarters of fiscal 2000. While management believes that this additional financing will close during the first and second quarters of fiscal 2000, there can be no guarantee such financing will occur.


There Is No Guarantee We Will Be Able to Service Our Debt

         Our ability to make scheduled payments on our debt, or to refinance our debt depends on our performance, which may be subject to economic, financial, competitive and other factors beyond our control. Based upon our current operations and anticipated growth, we believe that future cash flow from operations, together with the available borrowings under our Senior Credit Facilities, will be adequate to meet our anticipated needs for capital expenditures, interest payments and scheduled principal payments. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." There can be no guarantee, however, that our business will continue to generate sufficient cash flow from operations in the future to service our debt and make necessary capital expenditures. If this should occur, we may be required to refinance all or a portion of our debt, to sell assets or to obtain additional financing. There can be no guarantee that any such refinancing would be possible, that any assets could be sold (or, if sold, of the timing of such sales and the amount of proceeds realized therefrom) or that additional financing could be obtained on acceptable terms, if at all.

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

Hicks Muse and KKR Effectively Control the Company

         Each of Hicks Muse and KKR currently owns approximately 46.1% of the Company. Therefore, if they vote together, Hicks Muse and KKR have the power to elect a majority of the directors of the Company and exercise control over our business, policies and affairs. We have a stockholders agreement with KKR and Hicks Muse that requires us to obtain the approval of the board designees of each of Hicks Muse and KKR before the Board of Directors may act. The stockholders agreement, however, does not contain any "deadlock" resolution mechanisms.

ITEM 2.  PROPERTIES

         As of December 30, 1999, the Company operated 293 of its 430 theatres pursuant to lease agreements, owned the land and buildings for 90 theatres and operated 47 locations pursuant to ground leases. Of the 430 theatres operated by the Company as of December 30, 1999, 287 were acquired as existing theatres and 143 have been developed by the Company.

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

         The Company's corporate office is located in approximately 96,450 square feet of space in Knoxville, Tennessee, which the Company acquired in 1994. The Company believes that these facilities are adequate for its operations.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time the Company is involved in routine litigation and proceedings in the ordinary course of business. The Company does not have any litigation that management believes is likely to have a material adverse effect upon the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         No matters were submitted to a vote of the shareholders during the fourth quarter ended December 30, 1999.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS.

         There is no established public trading market for the Company's Common Stock. At March 29, 2000, there were approximately 238 holders of record of the Company's Common Stock.

         The Company has not declared or paid a cash dividend on its Common Stock. It is the present policy of the Board of Directors to retain all earnings to support operations and to finance expansion. The Company is restricted from the payment of cash dividends under its Senior Credit Facilities and the indentures governing its senior subordinated debt.

ITEM 6.  SELECTED FINANCIAL DATA

The selected historical consolidated financial data set forth below was derived from the consolidated financial statements of the Company. The selected historical consolidated financial data of the Company as of and for the years ended December 30, 1999 and December 31, 1998 were derived from the consolidated financial statements and the notes thereto of the Company, which have been audited by Deloitte & Touche LLP, independent auditors, whose report has been included herein. The selected historical consolidated financial data of the Company as of and for the years ended January 1, 1998, January 2, 1997 and December 28, 1995 were derived from the consolidated financial statements and the notes thereto of the Company, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The consolidated statements of income, changes in shareholders' equity and of cash flows for the year ended January 1, 1998 and notes thereto appears elsewhere herein. The PricewaterhouseCoopers LLP report on the fiscal year 1995 and 1996 financial statements is based in part on the report of other independent auditors. The selected historical consolidated financial data set forth below should be read in conjunction with, and are qualified in their entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and notes thereto included elsewhere herein:

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
(IN MILLIONS, EXCEPT FOR PERCENTAGES, RATIOS,      DECEMBER 30     DECEMBER 31      JANUARY 1     JANUARY 2      DECEMBER 28
      AND OPERATING DATA)                              1999           1998            1998           1997           1995
                                                   -----------     -----------     -----------    -----------    -----------
Revenue:
     Admissions                                    $     690.5     $     462.8     $     325.1    $     266.0    $     213.4
     Concessions                                         285.7           202.4           137.2          110.2           87.3
     Other operating revenues                             60.9            41.8            21.3           14.9            8.3
                                                   -----------     -----------     -----------    -----------    -----------

         Total revenues                                1,037.1           707.0           483.6          391.1          309.0

Operating expenses:
     Film rental and advertising costs                   384.9           251.3           178.2          145.2          115.4
     Cost of concessions and other                        44.3            31.7            21.1           17.1           11.4
     Theatre operating expenses                          377.7           241.7           156.5          127.7          105.7
     General and administrative expenses                  32.1            20.4            16.6           16.6           14.8
                                                   -----------     -----------     -----------    -----------    -----------

         Total costs and expenses                        839.0           545.1           372.4          306.6          247.3
                                                   -----------     -----------     -----------    -----------    -----------

         Sub-total                                       198.1           161.9           111.2           84.5           61.7
                                                   -----------     -----------     -----------    -----------    -----------

     Depreciation and amortization                        80.8            52.4            30.5           24.7           19.4
     Merger expenses                                      --              --               7.8            1.6            1.2
     Recapitalization expenses                            --              65.7            --             --             --
     Theatre closing costs (1)                             4.3            --              --             --             --
     Loss on disposal of operating assets (2)             16.8              .9            --             --             --
     Loss on impairment of assets (3)                     98.6            67.9             5.0           --             --
                                                   -----------     -----------     -----------    -----------    -----------

         Operating income (loss)                          (2.4)          (25.0)           67.9           58.2           41.1
                                                   -----------     -----------     -----------    -----------    -----------

Other (income) expense:
     Interest expense                                    132.2            59.3            14.0           12.8           10.3
     Interest income                                      (0.7)           (1.5)           (0.8)          (0.6)          --
     Other                                                 0.0             1.0             0.4           (0.7)           0.7
                                                   -----------     -----------     -----------    -----------    -----------

Income (loss) before income taxes and
     extraordinary item                                 (133.9)          (83.8)           54.3           46.7           30.1
Benefit from (provision for) income taxes                 45.4            22.2           (19.1)         (20.8)         (12.2)
                                                   -----------     -----------     -----------    -----------    -----------
Income (loss) before extraordinary item                  (88.5)          (61.6)           35.2           25.9           17.9
Extraordinary item:
     Loss on extinguishment of debt, net
      of applicable taxes                                  0.0            11.9            10.0            0.8            0.4
                                                   -----------     -----------     -----------    -----------    -----------

         Net income (loss)                         $     (88.5)    $      73.5     $      25.2    $      25.1    $      17.5
                                                   ===========     ===========     ===========    ===========    ===========

OPERATING AND OTHER FINANCIAL DATA (4):
     Cash flow provided by operating activities    $      92.7     $      45.1     $      64.0    $      67.5    $      40.0
     Cash flow used in investing activities        $     435.9     $     296.2     $     202.3    $     131.1    $     112.6
     Cash flow provided by financing activities    $     363.2     $     253.4     $     139.6    $      72.2    $      69.8
     EBITDA (5)                                          198.1           161.9           111.2           84.5           61.7
     EBITDAR (5) $                                       332.0           248.3           164.9          125.9           96.2
     EBITDA margin (6)                                    19.1%          22.9%            23.2%          21.7%          20.0%
     EBITDAR margin (6)                                   32.0%          35.1%            34.1%          32.4%          31.1%

     Theatre locations                                     430             403             256            223            206
     Screens                                             4,413           3,573           2,306          1,899          1,616
     Average screens per location                         10.3             8.9             9.0            8.5            7.8
     Attendance (in thousands)                         141,043         102,702          76,331         65,530         55,091
     Average ticket price                          $      4.90     $      4.51     $      4.26    $      4.06    $      3.87
     Average concessions per patron                $      2.03     $      1.97     $      1.80    $      1.68    $      1.58
     BALANCE SHEET DATA:
     Cash and cash equivalents                     $      40.6     $      20.6     $      18.4    $      17.1    $       7.0
     Total assets                                  $   2,080.4     $   1,662.0     $     660.6    $     488.8    $     349.0
     Long-term obligations (including current
                  maturities)                      $   1,779.7     $   1,341.1     $     288.6    $     144.6    $     188.5
     Shareholders' equity                          $     114.2     $     202.5     $     306.6    $     279.3    $     109.0

(1)      Reflects the non-cash charge for lease termination costs.

(2) Reflects the non-cash write off of under-performing locations, net of proceeds from sales of certain owned theatre sites as well as the non-cash write-off of certain costs to develop sites now discontinued.

(3) Reflects non-cash charges for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, which the Company adopted in 1995.

(4) Operating theatres and screens represent the number of theatres and screens operated at the end of the period.

(5) EBITDA represents net income before interest expense, income taxes, depreciation and amortization, other income or expense, extraordinary items and non-recurring charges. EBITDAR represents EBITDA before rent expense. While EBITDA and EBITDAR are not intended to represent cash flow from operations as defined by GAAP and should not be considered as indicators of operating performance or alternatives to cash flow (as measured by GAAP) as a measure of liquidity, they are included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure, rental and working capital requirements.

(6)      Defined as EBITDA and EBITDAR as a percentage of total revenue.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following analysis of the financial condition and results of operations of Regal should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

BACKGROUND OF REGAL

         Regal has achieved significant growth in theatres and screens since its formation in November 1989. From its inception through December 30, 1999, Regal has acquired 287 theatres with 2,233 screens, developed 143 new theatres with 2,027 screens and added 153 new screens to existing theatres. Theatres developed by the Company typically generate positive theatre level cash flow within the first six months following commencement of operation and reach a mature level of attendance within one to three years following commencement of operation. Theatre closings have had no significant effect on the operations of Regal.

RESULTS OF OPERATIONS

         The Company's revenues are generated primarily from admissions and concession sales. Additional revenues are generated by electronic video games located adjacent to the lobbies of certain of the Company's theatres and by on-screen advertisements, rebates from concession vendors and revenues from the Company's eight entertainment centers which are adjacent to theatre complexes. Direct theatre costs consist of film rental and advertising costs, costs of concessions and theatre operating expenses. Film rental costs are related to the popularity of a film and the length of time since the film's release and generally decline as a percentage of admission revenues the longer a film has been shown. Because certain concession items, such as fountain drinks and popcorn, are purchased in bulk and not pre-packaged for individual servings, the Company is able to improve its margins by negotiating volume discounts. Theatre operating expenses consist primarily of theatre labor and occupancy costs. At December 30, 1999, approximately 30.5% of the Company's employees were paid at the federal minimum wage and, accordingly, the minimum wage largely determines the Company's labor costs for those employees. Future increases in minimum wage requirements or legislation requiring additional employer funding of health care, among other things, may increase theatre operating expenses as a percentage of total revenues.

         The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items reflected in the Company's consolidated statements of operations.

                                                                   December 30,            December 31,              January 1,
                                                                       1999                    1998                     1998
                                                                --------------------    --------------------     -------------------
Revenues:
    Admissions                                                               66.6%                   65.5%                   67.2%
    Concessions                                                              27.5                    28.6                    28.4
    Other operating revenue                                                   5.9                     5.9                     4.4
                                                                --------------------    --------------------     -------------------
          Total revenues                                                    100.0                   100.0                   100.0
Operating expenses:
    Film rental and advertising costs                                        37.1                    35.5                    36.8
    Cost of concessions and other                                             4.3                     4.5                     4.4
    Theatre operating expense                                                36.4                    34.2                    32.4
    General and administrative                                                3.1                     2.9                     3.4
    Depreciation and amortization                                             7.8                     7.4                     6.3
    Merger expenses                                                             -                       -                     1.6
    Recapitalization expenses                                                   -                     9.3                       -
    Theatre closing costs                                                      .4                       -                       -
    Loss on disposal of operating assets                                      1.6                       -                       -
    Loss on impairment of assets                                              9.5                     9.6                     1.0
                                                                --------------------    --------------------     -------------------
         Total operating expenses                                           100.2                   103.4                    85.9
Other income (expense):
    Interest expense                                                        (12.7)                   (8.4)                   (2.9)
    Interest income                                                           0.1                     0.2                     0.2
    Other                                                                       -                    (0.3)                   (0.1)
    Income (loss) before taxes and extraordinary item                       (12.8)                  (11.9)                   11.3
Provision for income taxes:                                                   4.4                     3.1                     4.0
    Income (loss) before extraordinary item                                  (8.4)                   (8.8)                    7.3
Extraordinary item:
    Loss on extinguishment of debt                                              -                    (1.6)                   (2.1)
                                                                --------------------    --------------------     -------------------

Net Income (loss)                                                            (8.4)%                 (10.4)%                   5.2%
                                                                ====================    ====================     ===================

FISCAL YEARS ENDED DECEMBER 30, 1999 AND DECEMBER 31, 1998

         Total Revenues. Total revenues increased in 1999 by 46.7% to $1,037.1 million from $707.0 million in 1998. This increase was attributable primarily to the net addition of 840 screens in 1999, and also reflects a full year of revenues for the Act III theatres as compared to the partial year results in 1998 (835 screens were added August 26, 1998 as a result of the Act III merger). The $330.1 million increase for 1999 includes a $51.3 million decrease in revenues resulting from a decline in same store revenues, $175.7 million increase attributable to theatres acquired by the Company, and a $205.6 million increase attributable to new theatres constructed by the Company. Average ticket prices increased 8.6% during the period, reflecting an overall increase in ticket prices and a greater proportion of newer theatres with higher ticket prices in 1999 than in the same period in 1998. Average concession sales per customer increased 3.0% for the period, reflecting the greater proportion of newer theatres with higher concession prices and, to a lesser extent, an increase in concession prices.

         Direct Theatre Costs. Direct theatre costs in 1999 increased by 53.8% to $806.9 million from $524.7 million in 1998. Direct theatre costs as a percentage of total revenues increased to 77.8% in 1999 from 74.2% in 1998. The increase in direct theatre costs as a percentage of total revenues was primarily attributable to a $53 million increase in occupancy and promotional costs due to theatre property additions associated with the Company's newly constructed theatres efforts. Additional increases are due to a full year of costs for the Act III theatres as compared to a partial year in 1998. The increase also reflects higher film rental cost due primarily to film rental costs associated with "Star Wars - The Phantom Menace."

         General and Administrative Expenses. General and administrative expenses increased in 1999 by 57.4% to $32.1 million from $20.4 million in 1998, representing increased administrative costs associated with the 1999 theatre openings and projects under construction. The increase also reflects additional costs related to the Act III merger included in the Company's results subsequent to the Act III merger. As a percentage of total revenues, general and administrative expenses increased to 3.1% in 1999 from 2.9% in 1998.

         Depreciation and Amortization. Depreciation and amortization expense increased in 1999 by 54.2% to $80.8 million from $52.4 million in 1998. This increase was primarily the result of theatre property additions associated with the Company's newly constructed theatres and the Act III merger.

         Operating Loss. Operating loss for 1999 decreased by 90.0% to $2.4 million, or 0.2% of total revenues, from $25.0 million, or 3.5% of total revenues, in 1998. Before the $119.7 million and $134.5 million of nonrecurring expenses for 1999 and 1998, respectively, operating income was 11.3% and 15.5% of total revenues for 1999 and 1998, respectively.

         Interest Expense. Interest expense increased in 1999 by 122.9% to $132.2 million from $59.3 million in 1998. The increase was due to higher average borrowings outstanding associated with the recapitalization of the Company, the Act III merger and the Company's expansion efforts.

         Income Taxes. The benefit from income taxes for the 1999 fiscal year increased to $45.4 million from $22.2 million compared to FY 1998. The effective tax rate was 33.9% in the 1999 fiscal year as compared to 26.4% in the comparable 1998 period. The 1999 period reflected certain goodwill amortization costs which were not deductible for tax purposes. Additionally, the 1998 fiscal year reflected certain nondeductible recapitalization expenses. Both periods also differ due to the inclusion of state income taxes.

         Net Loss. Net loss in 1999 increased by 20.4% to $88.5 million from $73.5 million in 1998. Before nonrecurring expenses and extraordinary items, net
(loss) income was $(14.9) million and $29.6 million for 1999 and 1998, respectively, reflecting a 150.3% decrease.

FISCAL YEARS ENDED DECEMBER 31, 1998 AND JANUARY 1, 1998

         Total Revenues. Total revenues increased in 1998 by 46.2% to $707.0 million from $483.6 million in 1997. This increase was due to a 35% increase in attendance attributable primarily to the net addition of 1,267 screens in 1998. Of the $223.4 million increase for 1998, $70.3 million represents an increase in same store revenues, $93.6 million was attributed to theatres acquired by the Company during 1998, and $59.5 million was attributed to new theatres constructed by the Company during 1998. Average ticket prices increased 5.9% during the period, reflecting an increase in ticket prices and a greater proportion of larger market theatres in 1998 than in the same period in 1997. Average concession sales per customer increased 9.4% for the period, reflecting both an increase in consumption and, to a lesser extent, an increase in concession prices.

         Direct Theatre Costs. Direct theatre costs in 1998 increased by 47.5% to $524.7 million from $355.8 million in 1997. Direct theatre costs as a percentage of total revenues increased to 74.2% in 1998 from 73.6% in 1997. The increase of direct theatre costs as a percentage of total revenues relates primarily to increases in operating costs associated with the company's expansion efforts primarily attributable to higher theatre operating expense as a percentage of total revenues.

         General and Administrative Expenses. General and administrative expenses increased in 1998 by 22.6% to $20.4 million from $67.0 million in 1997, representing administrative costs associated with the 1998 theatre openings and projects under construction. As a percentage of total revenues, general and administrative expenses decreased to 2.9% in 1998 from 3.4% in 1997.

         Depreciation and Amortization. Depreciation and amortization expense increased in 1998 by 71.6% to $52.4 million from $30.5 million in 1997. This increase was primarily the result of theatre property additions associated with the Company's expansion efforts.

         Operating Income (Loss). Operating income (loss) for 1998 decreased by 136.8% to $(25.0) million, or (3.5)% of total revenues, from $67.9 million, or 14.0% of total revenues, in 1997. Before the $134.5 million and $12.7 million of nonrecurring expenses for 1998 and 1997, respectively, operating income was 15.5% and 16.7% of total revenues for 1998 and 1997, respectively.

         Interest Expense. Interest expense increased in 1998 by 324.8% to $59.3 million from $14.0 million in 1997. The increase was primarily due to higher average borrowings outstanding.

         Income Taxes. The provision for income taxes decreased in 1998 by 215.9% to $(22.2) million from $19.1 million in 1997. The effective tax rate was 26.4% in 1998 as compared to 35.2% in 1997 due primarily to certain merger and recapitalization expenses, which were not deductible for tax purposes.

         Net Income (Loss). Net income (loss) in 1998 decreased by 392.1% to $(73.5) million from $25.2 million in 1997. Before nonrecurring merger expenses and extraordinary items, net income was $29.6 million and $41.4 million for 1998 and 1997, respectively, reflecting a 28.5% decrease.

IMPAIRMENT AND OTHER DISPOSAL CHARGES

         The Company periodically reviews the carrying value of long-lived assets, including goodwill, for impairment based on expected future cash flows. Such reviews are performed as part of the Company's budgeting process and are performed on an individual theatre level, the lowest level of identifiable cash flows. Factors considered in management's estimate of future theatre cash flows include historical operating results over complete operating cycles as well as the current and anticipated future impact of competitive openings in individual markets.

         Management uses the results of this analysis to determine whether impairment has occurred. The resulting impairment loss is measured as the amount by which the carrying value of the asset exceeds fair value, which is estimated using discounted cash flows. Discounted cash flows also include estimated proceeds for the sale of owned properties in the instances where management intends to sell the location. This analyses resulted in the recording of a $98.6 million and a $67.9 million impairment charge during the Company's fourth quarters of fiscal 1999 and 1998, respectively.

         Additionally, the Company's management team began an extensive analysis of under-performing locations. Consequently, the Company decided to close or relocate a number of existing theatre locations as well as discontinue plans to develop certain sites. As a result, the $16.8 million represents a non cash write off of fixed assets, net of proceeds from sales of certain owned properties. In conjunction with certain of these closed sites, a reserve for lease termination costs of $4.3 million which represents management's best estimate of potential costs for exiting these leases and are based on analyses of the properties, correspondence with the landlord, exploratory discussions with potential sublessees and individual market conditions. Management does not believe the costs to exit underperforming theatre sites will be significant in fiscal year 2000.

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

         The Company's capital requirements have arisen principally in connection with acquisitions of existing theatres, new theatre openings and the addition of screens to existing theatres and have been financed with debt and internally generated cash. The Company's Senior Credit Facilities provide for borrowings of up to $1,008.8 million in the aggregate, consisting of the Revolving Credit Facility, which permits the Company to borrow up to $500.0 million on a revolving basis and $508.8 million, in the aggregate, of term loan borrowings under three separate term loan facilities. As of December 30, 1999, the Company had $128.5 million of capacity available under the Revolving Credit Facility. Under the Senior Credit Facilities, the Company is required to comply with certain financial and other covenants. The loans under the Senior Credit Facilities bear interest at either a base rate (referred to as "Base Rate Loans") or adjusted LIBO rate (referred to as "LIBOR Rate Loans") plus, in each case, an applicable margin determined depending upon the Company's Total Leverage Ratio (as defined in the Senior Credit Facilities).

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

         In connection with the Recapitalization, the Company made an offer to purchase (the Tender Offer) all $125.0 million aggregate principal amount of the Old Regal Notes. In conjunction with the Tender Offer, the Company also solicited consents to eliminate substantially all of the covenants contained in the indenture relating to the Old Regal Notes. The purchase price paid by the Company for the Old Regal Notes was approximately $139.5 million, including a premium of approximately $14.5 million.

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

         On November 10, 1998, the Company issued Tack-On Notes for $200 million under the same indenture governing the Original Notes. The proceeds of the Tack-On Offering were used to repay and retire portions of the Senior Credit Facilities.

         On December 16, 1998, the Company issued the Regal Debentures for $200 million. The proceeds of the Debenture Offering were used to repay all of the then outstanding indebtedness under the Revolving Credit Facility and the excess was used for working capital purposes.

         Interest payments on the Regal Notes and the Regal Debentures and interest payments and amortization with respect to the Senior Credit Facilities represent significant liquidity requirements for the Company. The Company had interest expense of approximately $132.2 million for the twelve-month period ended December 30, 1999. In addition, for 1999, the amount paid under the Company's non-cancelable operating leases was $129.9 million.

         At December 30, 1999, the Company had 16 new theatres with 242 screens and 15 screens at three existing locations under construction. The Company intends to develop approximately 320 screens during 2000. The Company expects that the capital expenditures in connection with its development plan will aggregate approximately $200.0 million during 2000, of which, as of December 30, 1999, the Company had approximately $200.0 million in contractual commitments for expenditures. The Company believes that its capital needs for completion of theatre construction and development for at least the next 12 months will be satisfied by available credit under the Senior Credit Facilities, internally generated cash flow and available cash.

         During the first quarter of fiscal 2000, the Company has obtained commitments from lenders totaling approximately $60 million. Such commitments provide for financings in the form of sale-leaseback financing and secured financings. Such transactions are expected to close during the first and second quarters of fiscal 2000.

         Based on the current level of operations and anticipated future growth (both internally generated as well as through acquisitions), the Company anticipates that its cash flow from operations, together with borrowings under the Senior Credit Facilities and additional financing should be sufficient to meet its anticipated requirements for working capital, capital expenditure, interest payments and scheduled principal payments. The Company's future operating performance and ability to service or refinance the Regal Notes, the Regal Debentures and to extend or refinance the Senior Credit Facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

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

NEW ACCOUNTING PRONOUNCEMENTS

         Emerging Issues Task Force (EITF) Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction, is applicable to entities involved on behalf of an owner-lessor with the construction of an asset that will be leased to the lessee when construction of the asset is completed. The consensus reached in Issue No. 97-10 applies to construction projects committed to after May 21, 1998 and to those projects that were committed to on May 21, 1998 if construction did not commence by December 31, 1999. Issue 97-10 has required the Company to be considered the owner (for accounting purposes) of these types of projects during the construction period as well as when construction of the asset is completed. Subsequent to the issuance of Issue 97-10, the Company did not amend the leasing arrangements which were historically recorded as off-balance sheet operating leases as such amendments would have changed the economics of the lease agreements. Management believes a change in the economics of the lease would have been unfavorable to the Company. Therefore, the Company is required to record such leases as lease financing arrangements (capital leases). The application of the provisions of EITF Issue No. 97-10 did not result in the recording of any leases or capital leases in 1998 but did result in the recording of approximately $74.7 million of such leases as capital leases in 1999, with no significant effect on the results of operations for 1999.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

         In June 1998, the Financial Accounting Standards Board issued Statement No.133, Accounting for Derivative Instruments and Hedging Activities. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position. The Company will adopt this Statement during the first quarter of fiscal 2001.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         With certain instruments entered into for other than trading purposes, the Company is subject to market risk exposure related to changes in interest rates. As of December 30, 1999, the Company has in place a $1,008.8 million bank credit facility whose various components mature during 2005 through 2007. A portion of that facility, a $500.0 million revolver, bears interest at a percentage point spread from either the base rate or LIBOR both based on the Company's total leverage ratio. As of December 30, 1999, the Company had $370.0 million outstanding under the revolver at interest rates ranging from 7.49% to 8.43%. The remaining portion of the bank credit facility is $508.8 million in term loans.

         Borrowings under the Term A Loan or the Revolving Credit Facility can be made at the Base Rate plus a margin of 0% to 1%, or the LIBOR Rate, plus
 .625% to 2.25%, both depending on the Total Leverage Ratio. The Base Rate on revolving loans is the rate established by the Administrative Agent in New York as its base rate for dollars loaned in the United States. The LIBOR Rate is based on the length of the loan. The outstanding balance under the Term A Loan was $237.6 million at December 30, 1999 with $2.4 million due annually through 2004 and the balance due in 2005.

         Borrowings under the Term B Loan can be made at the Base Rate plus a margin of 0.75% to 1.25% or the LIBOR Rate plus 2.0% to 2.5%, both depending on the Total Leverage Ratio. The outstanding balance under the Term B Loan was $137.5 million at December 30, 1999 with the balance due in 2006.

         Borrowings under the Term C Loan can be made at the Base Rate plus a margin of 1.0% to 1.5% or the LIBOR Rate plus 2.25% to 2.75%, both depending on the Total Leverage Ratio. The outstanding balance under the Term C Loan was $133.7 million at December 30, 1999 with $1.35 million due annually through 2006, and the balance due in 2007.

         The weighted average interest rates through the expected maturity dates for the Company's term loans and revolving credit facility are 8.56% and 8.35%, respectively, based on the Company's current spread of 2.25% for the revolver and 2.25% to 2.75% for the term loans. While changes in the LIBOR rate would affect the cost of funds borrowed in the future, the Company believes the effect, if any, of reasonably possible near term changes in interest rates on the Company's consolidated financial position, results of operations, or cash flows would not be material. The fair market value of the outstanding credit obligations under the bank credit facility approximate the facility's carrying value due to the variable interest rates in place as of December 30, 1999.

The Company has $200.0 million in senior subordinated debentures due December 15, 2010, with interest payable semiannually at 8.875%. Debentures are redeemable, in whole or in part, at the option of the Company at any time on or after December 15, 2003, at the redemption prices (expressed as percentages of the principal amount thereof) set forth below together with accrued and unpaid interest to the redemption date, if redeemed during the 12 month period beginning on December 15 of the years indicated:

                                   REDEMPTION

         YEAR                                               PRICE
         ----                                               -----
         2003                                             104.438%
         2004                                             103.328%
         2005                                             101.219%
         2006                                             101.109%
         2007 and thereafter                              100.000%

The Company has $600 million in senior subordinated notes due June 1, 2008, with interest payable semiannually at 9.5%. Notes are redeemable, in whole or in part, at the option of the Company at any time on or after June 1, 2003, at the redemption prices (expressed as percentages of the principal amount thereof) set forth below together with accrued and unpaid interest to the redemption date, if redeemed during the 12 month period beginning on June 1 of the years indicated:


                                   REDEMPTION

         YEAR                                               PRICE
         ----                                               -----
         2003                                             104.750%
         2004                                             103.167%
         2005                                             101.583%
         2006 and thereafter                              100.000%


The fair market value of the outstanding senior subordinated debt as of December 30, 1999 was $608.0 million based on quoted market prices as of that date.

As of December 30, 1999, the Company had entered into interest rate swap agreements ranging from five to seven years for the management of interest rate exposure. As of December 30, 1999, such agreements had effectively converted $270 million of LIBOR floating rate debt to fixed rate obligations with interest rates ranging from 5.32% to 7.32%. Regal continually monitors its position and the credit rating of the interest swap counterparty. The fair values of interest rate swap agreements are estimated based on quotes from dealers of these instruments and represent the estimated amounts the Company would expect to
(pay) or receive to terminate the agreements. The fair value of the Company's interest rate swap agreements at December 30, 1999 was $11.7 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report                                                    26
Report of PricewaterhouseCoopers LLP, Independent Accountants                   27
Consolidated Balance Sheets at December 30, 1999 and December 31, 1998          28
Consolidated Statements of Operations for the years ended December 30, 1999
  December 31, 1998 and January 1, 1998                                         29
Consolidated Statements of Shareholders' Equity for the years ended
  December 30, 1999, December 31, 1998 and January 1, 1998                      30
Consolidated Statements of Cash Flows for the years ended December 30, 1999,
  December 31, 1998 and January 1, 1998                                         31
Notes to Consolidated Financial Statements                                      32

INDEPENDENT AUDITORS' REPORT

Board of Directors
Regal Cinemas, Inc.
Knoxville, Tennessee

We have audited the accompanying consolidated balance sheet of Regal Cinemas, Inc. and subsidiaries (the Company) as of December 30, 1999 and December 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Regal Cinemas, Inc. and subsidiaries as of December 30, 1999 and December 31, 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP

February 8, 2000
Nashville, Tennessee

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors
Regal Cinemas, Inc.

We have audited the accompanying consolidated balance sheets of Regal Cinemas, Inc. and Subsidiaries (the Company) as of January 2, 1997 and January 1, 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended January 1, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the acquisition of Cobb Theatres, L.L.C. which has been accounted for as pooling of interests as described in Note 1 to the consolidated financial statements. We did not audit the financial statements of Cobb Theatres, L.L.C. for 1995 and 1996. Such statements reflect aggregate total assets constituting 23% in 1996 and aggregate total revenues constituting 34% and 31% in 1995 and 1996, respectively, of the related consolidated totals. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Cobb Theatres, L.L.C. is based solely on the report of other auditors.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP


Knoxville, Tennessee
February 6, 1998

REGAL CINEMAS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 30, 1999 AND DECEMBER 31, 1998
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               DECEMBER 30,    DECEMBER 31,
ASSETS                                                            1999             1998
                                                               -----------     -----------
CURRENT ASSETS:
  Cash and cash equivalents                                    $    40,604     $    20,621
  Accounts receivable                                                2,752           3,161
  Reimbursable construction advances                                20,250           8,643
  Inventories                                                        5,050           4,014
  Prepaid and other current assets                                  18,283          11,455
  Assets held for sale                                               9,670            --
  Deferred income tax asset                                            633           1,271
                                                               -----------     -----------
             Total current assets                                   97,242          49,165

PROPERTY AND EQUIPMENT:
  Land                                                             113,516         111,854
  Buildings and leasehold improvements                             999,012         650,313
  Equipment                                                        453,751         368,792
  Construction in progress                                          75,879          94,610
                                                               -----------     -----------
                                                                 1,642,158       1,225,569
  Accumulated depreciation and amortization                       (185,409)       (139,643)
                                                               -----------     -----------
        Total property and equipment, net                        1,456,749       1,085,926
GOODWILL, net of accumulated amortization of $20,952 and
  $10,170, respectively                                            398,567         439,842
DEFERRED INCOME TAX ASSET                                           86,075          37,538
OTHER ASSETS                                                        41,576          47,989
                                                               -----------     -----------
TOTAL ASSETS                                                   $ 2,080,209     $ 1,660,460
                                                               ===========     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term obligations                  $     6,537     $     6,524
  Accounts payable                                                 101,152          65,592
  Accrued expenses                                                  56,701          43,118
                                                               -----------     -----------
        Total current liabilities                                  164,390         115,234
LONG-TERM OBLIGATIONS, less current maturities:
  Long-term debt                                                 1,679,217       1,313,219
  Capital lease obligations                                         19,722          21,323
  Lease financing arrangements                                      74,199            --
OTHER LIABILITIES                                                   28,521           8,077
                                                               -----------     -----------
        Total liabilities                                        1,966,049       1,457,853

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, no par; 100,000,000 shares authorized,
    none issued and outstanding                                       --              --
  Common stock, no par; 500,000,000 shares authorized;
    216,873,501 issued and outstanding in 1999; 216,491,565
    issued and outstanding in 1998                                 199,778         197,427
  Loans to shareholders                                             (6,388)         (4,140)
  Retained earnings (deficit)                                      (79,230)          9,320
                                                               -----------     -----------
        Total shareholders' equity                                 114,160         202,607
                                                               -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 2,080,209     $ 1,660,460
                                                               ===========     ===========

See notes to consolidated financial statements

REGAL CINEMAS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 30, 1999, DECEMBER 31, 1998 AND JANUARY 1, 1998 (IN THOUSANDS)

                                                            DECEMBER 30,     DECEMBER 31,     JANUARY 1,
                                                                1999            1998            1998
                                                             -----------     -----------     -----------
REVENUES:
  Admissions                                                 $   690,469     $   462,826     $   325,118
  Concessions                                                    285,707         202,418         137,173
  Other operating revenue                                         60,895          41,783          21,305
                                                             -----------     -----------     -----------
         Total revenues                                        1,037,071         707,027         483,596

OPERATING EXPENSES:
  Film rental and advertising costs                              384,894         251,345         178,173
  Cost of concessions and other                                   44,276          31,657          21,072
  Theatre operating expenses                                     377,702         241,720         156,588
  General and administrative expenses                             32,134          20,355          16,609
  Depreciation and amortization                                   80,787          52,413          30,535
  Merger expenses                                                   --              --             7,789
  Recapitalization expenses                                         --            65,755            --
  Theatre closing costs                                            4,269            --              --
  Loss on disposal of operating assets                            16,826             861            --
  Loss on impairment of assets                                    98,587          67,873           4,960
                                                             -----------     -----------     -----------
         Total operating expenses                              1,039,475         731,979         415,726
                                                             -----------     -----------     -----------

OPERATING INCOME (LOSS)                                           (2,404)        (24,952)         67,870
                                                             -----------     -----------     -----------

OTHER INCOME (EXPENSE):
  Interest expense                                              (132,162)        (59,301)        (13,959)
  Interest income                                                    659           1,506             816
  Other                                                             --            (1,081)           (407)
                                                             -----------     -----------     -----------
INCOME (LOSS) BEFORE INCOME TAXES AND
         EXTRAORDINARY ITEM                                     (133,907)        (83,828)         54,320

BENEFIT FROM (PROVISION FOR) INCOME TAXES                         45,357          22,170         (19,121)
                                                             -----------     -----------     -----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                          (88,550)        (61,658)         35,199

EXTRAORDINARY ITEM:
  Loss on extinguishment of debt, net of applicable taxes           --           (11,890)        (10,020)
                                                             -----------     -----------     -----------

NET INCOME (LOSS)                                            $   (88,550)    $   (73,548)    $    25,179
                                                             ===========     ===========     ===========

See notes to consolidated financial statements.

REGAL CINEMAS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 30, 1999, DECEMBER 31, 1998 AND JANUARY 1, 1998 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                  COMMON        PREFERRED       LOANS TO         RETAINED
                                                  STOCK           STOCK        SHAREHOLDERS      EARNINGS         TOTAL
                                                -----------     -----------     -----------     -----------     -----------
BALANCE, JANUARY 2, 1997                        $   221,613     $      --       $      --       $    57,689     $   279,302
  Issuance of 844,614 shares upon
   exercise of stock options and
   restricted stock awards                              723            --              --              --               723
  Income tax benefits related to
   exercised stock options                            1,306            --              --              --             1,306
  Stock option amortization                              65            --              --              --                65
  Net income                                           --              --              --            25,179          25,179
                                                -----------     -----------     -----------     -----------     -----------

BALANCE, JANUARY 1, 1998                            223,707            --              --            82,868         306,575
  Purchase and retirement of 223,937,974
    shares of common stock related to the
    Recapitalization                             (1,119,690)           --              --              --        (1,119,690)
  Issuance of 2,630,556 shares of
    Common stock related to the
    Recapitalization                                 13,153            --              --              --            13,153
  Issuance of 15,277 shares of Series A
    Convertible Preferred Stock related
     to the Recapitalization                           --           763,820            --              --           763,820
  Conversion of 15,277 shares of Series A
    Convertible Preferred Stock to
     152,763,973 shares of
     common stock                                   763,820        (763,820)           --              --              --
  Issuance of 60,383,388 shares of common
     stock and 5,195,598 options to purchase
     the Company's common stock related to
     the acquisition of Act III                     312,157            --              --              --           312,157
  Issuance of 808,313 shares of common
    stock in exchange for shareholder loans           4,212            --            (4,140)           --                72
  Stock option amortization                              68            --              --              --                68
  Net loss                                             --              --              --           (73,548)        (73,548)
                                                -----------     -----------     -----------     -----------     -----------

BALANCE, DECEMBER 31, 1998                      $   197,427     $      --       $    (4,140)    $     9,320     $   202,607
  Issuance of 120,000 shares of common
     stock upon exercise of stock options               600            --              --              --               600
  Issuance of 569,500 shares of common
     stock in exchange for shareholder loans          2,848            --            (2,848)           --              --
  Repurchase and cancellation of 307,564
     shares of common stock                          (1,097)           --               600            --              (497)
  Net loss                                             --              --              --           (88,550)        (88,550)
                                                -----------     -----------     -----------     -----------     -----------

BALANCE, DECEMBER 30, 1999                      $   199,778     $      --       $    (6,388)    $   (79,230)    $   114,160
                                                ===========     ===========     ===========     ===========     ===========

See notes to consolidated financial statements.

REGAL CINEMAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 30, 1999, DECEMBER 31, 1998 AND JANUARY 1, 1998 (IN THOUSANDS)

                                                          DECEMBER 30,        DECEMBER 31,        JANUARY 1,
                                                             1999                1998                1998
                                                          -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                         $   (88,550)        $   (73,548)        $    25,179
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
Depreciation and amortization                                  80,787              52,413              30,535
Non-cash loss on extinguishment of debt                          --                 4,975               2,575
Loss on impairment of assets                                   98,587              67,873               4,960
Loss on disposal of operating assets                           16,826                 861                --
Theatre closing costs                                           4,269                --                  --
Deferred income taxes                                         (47,899)            (29,771)              1,293
Changes in operating assets and liabilities,
  net of effects from acquisitions:
  Accounts receivable                                             409               3,585              (1,899)
  Inventories                                                  (1,036)               (118)               (135)
  Prepaids and other current assets                            (6,304)             (3,373)              2,150
  Accounts payable                                             22,352              13,054               2,881
  Accrued expenses and other liabilities                       13,248               9,132              (3,579)
                                                          -----------         -----------         -----------
        Net cash provided by operating activities              92,689              45,083              63,960

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                         (435,768)           (286,363)           (178,099)
Proceeds from sale of fixed assets                              8,875               1,731                --
Increase in reimbursable construction advances                (11,607)             (5,761)               --
Increase in goodwill and other assets                           2,618              (5,829)            (24,198)
                                                          -----------         -----------         -----------
        Net cash used in investing activities                (435,882)           (296,222)           (202,297)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under long-term obligations                        390,000           1,329,800             358,418
Payments on long-term obligations                             (26,927)           (688,653)           (214,460)
Deferred financing costs                                         --               (45,137)             (5,127)
Proceeds from issuance of stock, net                             --               774,691                --
Purchase and retirement of common stock                          (497)         (1,117,407)               --
Exercise of warrants, options and stock
    compensation expense                                          600                  68                 788
                                                          -----------         -----------         -----------
         Net cash provided by financing activities            363,176             253,362             139,619
                                                          -----------         -----------         -----------

NET INCREASE IN CASH AND EQUIVALENTS                           19,983               2,223               1,282

CASH AND EQUIVALENTS, beginning of period                      20,621              18,398              17,116
                                                          -----------         -----------         -----------

CASH AND EQUIVALENTS, end of period                       $    40,604         $    20,621         $    18,398
                                                          ===========         ===========         ===========

See notes to consolidated financial statements.

REGAL CINEMAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 1999, DECEMBER 31, 1998 AND JANUARY 1, 1998

1.       THE COMPANY AND RECAPITALIZATION

         Regal Cinemas, Inc. and its wholly owned subsidiaries (the Company or Regal) operate multi-screen motion picture theatres principally throughout the eastern and northwestern United States.

         On May 27, 1998, an affiliate of Kohlberg Kravis Roberts & Co. L.P.
         (KKR) and an affiliate of Hicks, Muse, Tate & Furst Incorporated (Hicks
         Muse) merged with and into Regal Cinemas, Inc., with the Company continuing as the surviving corporation of the Merger (the Merger). The Merger and related transactions have been recorded as a recapitalization (the Recapitalization). In the Recapitalization, the Company's existing shareholders received cash for their shares of common stock. In addition, in connection with the Recapitalization, the Company canceled options and repurchased warrants held by certain former directors, management and employees of the Company (the Option/Warrant Redemption). The aggregate amount paid to effect the Merger and the Option/Warrant Redemption was approximately $1.2 billion.

         The net proceeds of a $400 million senior subordinated note offering, initial borrowings of $375.0 million under senior credit facilities and the proceeds of $776.9 million from the investment by KKR, Hicks Muse, DLJ Merchant Banking Partners II, L.P. and affiliated funds (DLJ) and management in the Company were used: (i) to fund the cash payments required to effect the Merger and the Option/Warrant Redemption; (ii) to repay and retire the Company's existing senior credit facilities;
         (iii) to repurchase the Company's existing 8.5% senior subordinated notes; and (iv) to pay related fees and expenses. Upon consummation of the Merger, KKR owned $287.3 million of the Company's equity securities, Hicks Muse owned $437.3 million of the Company's equity securities and DLJ owned $50.0 million of the Company's equity securities. Each investor received securities consisting of a combination of the Company's common stock, no par value (Common Stock), and the Company's Series A Convertible Preferred Stock, no par value (Convertible Preferred Stock), which was converted into Common Stock on June 3, 1998. To equalize KKR's and Hicks Muse's investments in the Company at $362.3 million each, Hicks Muse exchanged $75.0 million of Convertible Preferred Stock, with KKR for $75.0 million of common stock of Act III Cinemas, Inc. (Act III). As a result of the Recapitalization and the Act III Merger (see Note 3), KKR and Hicks Muse each owned approximately 46.3% of the Company's Common Stock, with DLJ, management and other minority holders owning the remainder.

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

         FISCAL YEAR - The Company maintains its accounting records on a 52 week fiscal year ending on the Thursday nearest December 31, with each quarter consisting of 13 weeks.

         CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At December 30, 1999 and December 31, 1998, the Company held approximately $29.1 million and $20.0 million, respectively, in temporary cash investments in the form of certificates of deposit and variable rate investment accounts with major financial institutions.

         INVENTORIES - Inventories consist of concession products and theatre supplies and are stated on the basis of first-in, first-out (FIFO) cost, which is not in excess of net realizable value.

         START-UP COSTS - Start up costs of a new theatre are expensed as incurred.

         REIMBURSABLE CONSTRUCTION ADVANCES - Reimbursable construction advances consist of amounts due from landlords to fund a portion of the construction costs of new theatres that are to be operated by the Company pursuant to lease agreements. The landlords repay the amounts either during construction on a percentage of completion basis, or upon completion of the theatre.

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

                  Buildings and leaseholds           20-30 years
                  Equipment                           5-20 years

         Interest is capitalized in accordance with Statement of Financial Accounting Standards No. 34, Capitalization of Interest. Capitalized interest was $11.5 million, $6.2 million, and $2.6 million for fiscal years 1999, 1998 and 1997, respectively.

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

         DEBT ACQUISITION COSTS (INCLUDED IN OTHER ASSETS) - Debt acquisition costs are deferred and amortized over the terms of the related agreements.

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

         SEGMENTS - The Company manages it business based on one reportable segment.

         NEW ACCOUNTING STANDARDS - Emerging Issues Task Force (EITF) Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction, is applicable to entities involved on behalf of an owner-lessor with the construction of an asset that will be leased to the lessee when construction of the asset is completed. The consensus reached in Issue No. 97-10 applies to construction projects committed to after May 21, 1998 and to those projects that were committed to on May 21, 1998 if construction did not commence by December 31, 1999. Issue 97-10 has required the Company to be considered the owner (for accounting purposes) of these types of projects during the construction period as well as when construction of the asset is completed. Therefore, as discussed in Note 5, the Company is required to record such leases as lease financing arrangements (capital leases). The application of the provisions of EITF Issue No. 97-10 did not result in the recording of any leases or capital leases in 1998, but did result in the recording of approximately $74.7 million of such leases as capital leases in 1999, with no significant effect on the results of operations for 1999.

         RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED - In June 1998, the Financial Accounting Standards Board issued Statement No.133, Accounting for Derivative Instruments and Hedging Activities. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position. The Company will adopt this Statement during the first quarter of fiscal 2001.

         RECLASSIFICATIONs - Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

3.       ACQUISITIONS

         On August 26, 1998, the Company acquired Act III Cinemas, Inc. (the Act III Merger). The total purchase cost was approximately $312.2 million, representing primarily the value of 60,383,388 shares of the Company's common stock issued to acquire all of Act III's outstanding common stock and the value of 5,195,598 options of the Company issued for Act III options. In connection with the Act III Merger, the Company also amended its credit facilities and borrowed $383.3 million thereunder to repay Act III's borrowings and accrued interest under Act III's existing credit facilities and two senior subordinated notes totaling $150.0 million.

         The Act III Merger has been accounted for as a purchase, applying the applicable provisions of Accounting Principles Board Opinion No. 16. The allocation of the purchase price as of December 30, 1999 is as follows:

         (IN THOUSANDS)
         Property and equipment                                                 $     343,694
         Long-term debt assumed                                                      (411,337)
         Net working capital acquired                                                 (18,541)
         Excess purchase cost over fair value of net assets acquired                  398,341
                                                                                -------------
         Total purchase cost                                                    $     312,157
                                                                                =============

         The above allocation of purchase cost has been allocated to the acquired assets and liabilities of Act III based on estimates of fair value as of the closing date.

         The following pro forma unaudited fiscal year results of operations data give effect to the Act III Merger and the Recapitalization (Note
         1) as if they had occurred as of January 3, 1997:

                                                                     1998             1997
                                                                -------------    -------------
         (IN THOUSANDS)
         Revenues                                              $     897,459    $     738,668
         Loss before extraordinary items                             (67,571)         (18,601)
         Net loss                                                    (79,407)         (28,621)

         On July 31, 1997, the Company issued 17,593,083 shares of its Common Stock for all of the outstanding common stock of Cobb Theatres. This merger has been accounted for as a pooling of interests and, accordingly, 1997 consolidated financial statements were restated to include the results of operations of Cobb Theatres.


         Separate results of the combining entities for fiscal year 1997 are as follows:

                                                                                     1997
                                                                                -------------
         (IN THOUSANDS)
         Revenues:
         Regal                                                                  $     402,445
         Cobb Theatres, L.L.C. and Tricob Partnership
           (through July 31 for 1997)                                                  81,151
                                                                                -------------
                                                                                $     483,596
                                                                                =============
         Net income (loss):
         Regal                                                                  $      27,940
         Cobb Theatres, L.L.C. and Tricob Partnership
           (through July 31 for 1997)                                                  (2,761)
                                                                                -------------
                                                                                $      25,179
                                                                                =============

         In addition to the acquisition of Act III and the Cobb Theatre mergers described above, the Company completed the purchase of 19 theatres with 169 screens during fiscal year 1997. The theatres were purchased for consideration of approximately $48.5 million cash. These transactions were accounted for using the purchase method of accounting and, accordingly, the purchase prices have been allocated at fair value to the separately identifiable assets (principally property and equipment, and leasehold improvements) of the respective theatre locations, with the remaining balance allocated to goodwill.

         The following unaudited pro forma results of operations data assume the individual fiscal 1997 acquisitions referred to above occurred as of the beginning of the fiscal year:

         (IN THOUSANDS)                                              1997
                                                            -------------
         Revenues                                           $     503,722
         Operating income                                          70,108
         Income before extraordinary item                          36,564
         Net income applicable to common stock                     26,544

4.       IMPAIRMENT OF LONG-LIVED ASSETS

         ASSET IMPAIRMENT - As stated in Note 2, the Company periodically reviews the carrying value of long-lived assets, including goodwill, for impairment based on expected future cash flows. Such reviews are performed as part of the Company's budgeting process and are performed on an individual theatre level, the lowest level of identifiable cash flows. Factors considered in management's estimate of future theatre cash flows include historical operating results over complete operating cycles as well as the current and anticipated future impact of competitive openings in individual markets.

         Management uses the results of this analysis to determine whether impairment has occurred. The resulting impairment loss is measured as the amount by which the carrying value of the asset exceeds fair value, which is estimated using discounted cash flows. Discounted cash flows also include estimated proceeds for the sale of owned properties in the instances where management intends to sell the location. This analysis has resulted in the following impairment losses being recognized:

                                                                         1999              1998             1997
                                                                -------------     -------------    -------------
         (IN THOUSANDS)
         Write-down of theatre property and equipment           $      46,460     $      22,617    $       4,960
         Write-down of FunScape property and equipment                 22,017            36,950                -
         Write-off of goodwill                                         30,110             8,306                -
                                                                -------------     -------------    -------------

         Total                                                  $      98,587     $      67,873    $       4,960
                                                                 ============      ============     ============

         THEATRE CLOSING AND LOSS ON DISPOSAL COSTS - During 1999, the Company's management team began an extensive analysis of under-performing locations. Consequently, the Company decided to close or relocate a number of theatre locations as well as discontinue plans to build new theatres in certain markets. The Company recorded $16.8 million as the net loss on disposal of these locations as well as the write-off of certain costs incurred to develop sites which have now been discontinued. In conjunction with certain closed locations, a reserve for lease termination costs of $4.3 million has also been recorded. This reserve for lease termination costs represents management's best estimate of the potential costs for exiting these leases and are based on analyses of the properties, correspondence with the landlord, exploratory discussions with potential sublessees and individual market conditions.

         Theatre properties owned by the Company which were closed during the 1999 fiscal year are classified as assets held for sale on the accompanying December 30, 1999 balance sheet. Such assets are recorded at the estimated net realizable value of the individual locations.

5.       LONG-TERM OBLIGATIONS

         Long-term obligations at December 30, 1999 and December 31, 1998, consists of the following:

                                                                                  DECEMBER 30,     DECEMBER 31,
         (IN THOUSANDS)                                                              1999              1998
         $600,000 of the Company's senior subordinated notes due June 1, 2008, with interest payable semiannually at 9.5%. Notes are redeemable, in whole or in part, at the option of the Company at any time on or after
         June 1, 2003, at the redemption prices (expressed as percentages of the principal amount thereof) set forth below together with accrued and unpaid interest to the redemption date, if redeemed during the 12 month period beginning on June 1 of the years indicated:

                                      REDEMPTION
                  YEAR                     PRICE
                  2003                   104.750%
                  2004                   103.167%
                  2005                   101.583%
                  2006 and thereafter    100.000%

                                                                                   $ 600,000        $ 600,000

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

                                       REDEMPTION
                  YEAR                      PRICE
                  2003                    104.750%
                  2004                    103.328%
                  2005                    101.219%
                  2006                    101.109%
                  2007 and thereafter     100.000%

                                                                                   $     200,000   $    200,000

         Term Loans                                                                      508,750        512,500

         Revolving credit facility                                                       370,000              -

         Other                                                                             4,877          4,757

         Capital lease obligations, 11.5% to 14.0%, maturing in various
         installments through 2024                                                        21,311         23,809

         Lease financing arrangements, 11.5% , maturing in
         various installments through 2019                                                74,737              -
                                                                                   -------------   ------------
                                                                                       1,779,675      1,341,066
         Less current maturities                                                          (6,537)        (6,524)
                                                                                   -------------   ------------

         Total long-term obligations                                               $   1,773,138    $  1,334,542
                                                                                   =============    ============

         CREDIT FACILITIES - In connection with the Merger and Recapitalization (Note 1), the Company entered into credit facilities provided by a syndicate of financial institutions. In August 1998, December 1998, and March 1999, such credit facilities were amended. Such credit facilities (the Credit Facilities) now include a $500.0 million Revolving Credit Facility (including the availability of Revolving Loans, Swing Line Loans, and Letters of Credit) and three term loan facilities: Term A, Term B, and Term C (the Term Loans). The Company must pay an annual commitment fee ranging from 0.2% to 0.425%, depending on the Company's Total Leverage Ratio, as defined in the Credit Facilities, of the unused portion of the Revolving Credit Facility. The Revolving Credit Facility expires in June 2005. At December 30, 1999, there were $370.0 million in outstanding borrowings under the Revolving Credit Facility.

         Borrowings under the Term A Loan or the Revolving Credit Facility can be made at the Base Rate plus a margin of 0% to 1%, or the LIBOR Rate, plus .625% to 2.25%, both depending on the Total Leverage Ratio. The Base Rate on revolving loans is the rate established by the Administrative Agent in New York as its base rate for dollars loaned in the United States. The LIBOR Rate is based on the length of loan. The outstanding balance under the Term A Loan was $237.6 million at December 30, 1999 and $240.0 million at December 31, 1998 with $2.4 million due annually through 2004 and the balance due in 2005.

         Borrowings under the Term B Loan can be made at the Base Rate plus a margin of 0.75% to 1.25% or the LIBOR Rate plus 2.0% to 2.5%, both depending on the Total Leverage Ratio. The outstanding balance under the Term B Loan was $137.5 million at December 30, 1999 and December 31, 1998 with the balance due in 2006.

         Borrowings under the Term C Loan can be made at the Base Rate plus a margin of 1.0% to 1.5% or the LIBOR Rate plus 2.25% to 2.75%, both depending on the Total Leverage Ratio. The outstanding balance under the Term C Loan was $133.7 million at December 30, 1999 and $135.0 million at December 31, 1998 with $1.35 million due annually through 2006, and the balance due in 2007.

         The Credit Facilities contain customary covenants and restrictions on the Company's ability to issue additional debt, pay dividends or engage in certain activities and include customary events of default. In addition, the Credit Facilities specify that the Company must meet or exceed defined interest coverage ratios and must not exceed defined leverage ratios. The Company was in compliance with such covenants as of December 30, 1999.

         The Credit Facilities are collateralized by a pledge of the stock of the Company's domestic subsidiaries. The Company's payment obligations under the Credit Facilities are guaranteed by its direct and indirect U.S. subsidiaries.

         LEASE FINANCING ARRANGEMENTS - As discussed in Note 2, the Emerging Issues Task Force (EITF) released in fiscal 1998, Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction. Issue No. 97-10 is applicable to entities involved on behalf of an owner-lessor with the construction of an asset that will be leased to the lessee when construction of the asset is completed. Issue No. 97-10 requires the Company be considered the owner (for accounting purposes) of these types of projects during the construction period as well as when the construction of the asset is completed. Therefore, the Company has recorded such leases as lease financing arrangements on the accompanying balance sheet. As Issue 97-10 applies to construction projects committed to after May 21, 1998, the majority of the Company's construction projects for leased theatre sites in the 2000 fiscal year will be reported as on balance sheet financing.

         MATURITIES OF LONG TERM OBLIGATIONS --

         The Company's long term debt, capital lease obligations, and lease financing arrangements are scheduled to mature as follows (in thousands):

                                                                             LEASE
                                       LONG-TERM          CAPITAL          FINANCING
                                          DEBT            LEASES          ARRANGEMENT          TOTAL
                                       ----------        ----------        ----------        ----------
                           2000        $    4,410        $    1,589        $      538        $    6,537
                           2001             4,192             1,976               609             6,777
                           2002             4,239             2,313               683             7,235
                           2003             4,290             2,670               766             7,726
                           2004             4,345             3,082             1,015             8,442

                           Thereafter   1,662,151             9,681            71,126         1,742,958
                                       ----------        ----------        ----------        ----------
                                       $1,683,627        $   21,311        $   74,737        $1,779,675
                                       ==========        ==========        ==========        ==========

         TENDER OFFER - In connection with the Recapitalization, the Company commenced a tender offer for all of the Company's 8.5% senior subordinated notes (Regal Notes) and a consent solicitation in order to effect certain changes in the related indenture. Upon completion of the tender offer, holders had tendered and given consents with respect to 100% of the outstanding principal amount of the Regal Notes. In addition, the Company and the trustee executed a supplement to such indenture, effecting the proposed amendments which included, among other things, the elimination of all financial covenants for the Regal Notes. On May 27, 1998, the Company paid, for each $1,000 principal amount, $1,116.24 for the Regal Notes tendered plus, in each case, accrued and unpaid interest of $13.22. Regal financed the purchase price of the Regal Notes with funds from the Recapitalization.

         EXTRAORDINARY LOSS - In 1998, the Company recognized a loss of $11.9 million, net of income taxes of $7.6 million, for the write-off of deferred financing costs and prepayment penalties incurred in connection with redeeming the Regal Notes as well as for the write-off of deferred financing costs related to the Company's previous credit facility. In 1997, the Company refinanced debt of acquired companies, and recognized a loss on extinguishment of debt of $10.0 million (net of applicable income taxes). Such losses are reported as extraordinary losses in the accompanying financial statements

6.       COMMITMENTS AND CONTINGENCIES

          LEASES - Leases entered into by the Company prior to the issuance of EITF 97-10 (see Note 5), principally for theatres, are accounted for as operating leases. The Company, at its option, can renew a substantial portion of the leases at defined or then fair rental rates for various periods. Certain leases for Company theatres provide for contingent rentals based on revenues. Minimum rentals payable under all noncancelable operating leases with terms in excess of one year as of December 30, 1999, are summarized for the following fiscal years:

         (IN THOUSANDS)
                  2000             $  147,976
                  2001                154,561
                  2002                154,195
                  2003                154,202
                  2004                154,385
                  Thereafter       $2,002,474

         Rent expense under such operating leases amounted to $130.3 million, $80.9 million, and $52.6 million for fiscal years 1999, 1998 and 1997, respectively. Contingent rent expense was $3.6 million, $2.8 million, and $1.0 million for fiscal years 1999, 1998, and 1997, respectively.

         The Company has also entered into certain lease agreements for the operation of theatres not yet constructed. The scheduled completion of construction for these theatre openings is at various dates during fiscal 2000 and 2001. As of December 30, 1999, the total future minimum rental payments under the terms of these leases approximate $568.3 million to be paid over 20 to 30 years.

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

7.       CAPITAL STOCK AND STOCK OPTION PLANS

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

                                                                       WEIGHTED          OPTIONS
                                                                       AVERAGE         EXERCISABLE
                                                                       EXERCISE            AT
                                                                     SHARES PRICE       YEAR END
                                                                      -----------      -----------
         Under option at January 2, 1997              19,713,260         $2.28            349,246
         Options granted in 1997                       6,057,400         $4.55
         Options exercised in 1997                      (698,139)        $0.88
         Options canceled in 1997                       (449,500)        $3.70
                                                     -----------

         Under option at January 1, 1998              24,623,021         $2.86          3,574,945
         Options granted in 1998                      14,419,334         $4.34
         Options exercised in 1998                          --             --
                                                     -----------
         Options canceled or redeemed in 1998        (20,316,730)        $2.84

         Under option at December 31, 1998           18,725, 625         $3.76          8,021,889
         Options granted in 1999                       1,692,609         $5.00
         Options exercised in 1999                      (120,000)        $5.00
         Options canceled or redeemed in 1999         (3,742,404)        $3.72
                                                     -----------

         Under option at December 30, 1999            16,455,830         $3.78          9,027,781
                                                     ===========

                         Options Outstanding                               Options Exercisable
       -------------------------------------------------------         ----------------------------
                                      Weighted        Weighted                             Weighted
       Range of        Number          Average         Average            Number           Average
       Exercise      Outstanding     Contractual      Exercise         Excercisable        Exercise
        Price        at 12/30/99        Life           Price            at 12/30/99         Price
       -------------------------------------------------------         ----------------------------
       $0.34-$0.62    1,562,820          5.1          $0.5358            1,562,820          $0.5358
       $1.58-$3.67    3,931,243          5.3          $2.0680            3,931,243          $2.0680
       $4.03-$5.00   10,961,767          8.4          $4.8542            3,533,718          $4.5477
                     ----------                                          ---------
                     16,455,830                                          9,027,781
                     ==========                                          =========


         Prior to the Recapitalization, the Company also had the 1993 Outside Directors' Stock Option Plan (the 1993 Directors' Plan). Directors' stock options for the purchase of 186,000 shares at an exercise price of $4.40 were granted during 1997. All such options became fully vested and were redeemed for cash at the date of the Recapitalization. In addition, the Company, prior to the Recapitalization, had issued warrants to purchase 982,421 shares of the Company's common stock at an exercise price of $.20 per share. The warrants were redeemed for cash at the date of the Recapitalization.

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

         Pro forma information regarding net income is required by Statement 123, and has been determined as if the Company has accounted for its stock options under the fair value method of that Statement. The fair value for the employee and directors options granted during fiscal years 1999, 1998 and 1997, was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 5.92% for 1999 grants, 5.0% to 5.9% for 1998 grants, 5.90% to 6.68% for 1997 grants; with an inconsequential volatility factor in 1999 and 1998 due to the Company's Recapitalization (Note 1) and a volatility factor of the expected market price of the Company's common stock of 33.7% for 1997. The 1999 pricing model assumptions used a weighted average expected life of 10 years for employee options. The 1998 and 1997 pricing model assumptions used a weighted average expected life of 5 years for employee options and 7 years for outside director options. The weighted average grant date fair value of options granted in fiscal years 1999, 1998 and 1997, was $2.24, $ .96, and $1.85 per share, respectively.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The pro forma results do not purport to indicate the effects on reported net income for recognizing compensation expense which are expected to occur in future years. The Company's pro forma information for 1999, 1998, and 1997 option grants is as follows:

         (IN THOUSANDS)                                                  1999              1998             1997
                                                                -------------     -------------    -------------
         Pro forma net income (loss)                            $     (91,204)    $     (59,423)   $      22,883
                                                                =============     ==============   ==============

         The 1998 pro forma net loss reflects an adjustment for the intrinsic value of the options redeemed at the Recapitalization date that were issued prior to the Company's adoption of the disclosure provisions of Statement 123. Such options had intrinsic value prior to the Recapitalization date and therefore the value of these options has been excluded from the amount of compensation costs reflected in the 1998 pro forma net loss.

8.       INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         Significant components of the Company's net deferred tax asset (liability) consisted of the following at

         (IN THOUSANDS)                                                                    1999             1998
                                                                                  -------------    -------------
         Deferred tax assets:
              Net operating loss carryforward                                     $      49,697    $      25,766
              Excess of tax basis over book basis for leases                              4,960            5,032
              Accrued expenses                                                            6,878            4,515
              Interest expense deferred under IRC 163(j)                                  2,161            2,742
              Excess of tax basis over book basis of certain assets                      24,990              336
              AMT credit carryforward                                                       527              162
              Other                                                                       1,371            2,750
                                                                                  -------------    -------------
         Deferred tax assets                                                             90,584           41,303

         Deferred tax liabilities:
              Excess of book basis over tax basis of certain
                 intangible assets                                                       (2,640)          (1,709)
              Other                                                                      (1,236)            (785)
                                                                                   -------------   --------------
         Deferred tax liabilities                                                        (3,876)          (2,494)
                                                                                  --------------   --------------

         Net deferred tax asset                                                   $      86,708    $      38,809
                                                                                  =============    =============

         The Company provided no valuation allowance against deferred tax assets recorded as of December 30, 1999 and December 31, 1998, as management believes that it is "more likely than not" that all deferred assets will be fully realizable in future tax periods.

         At December 30, 1999, the Company and certain of its subsidiaries have various federal and state net operating loss (NOL) carryforwards available to offset future taxable income. The Company has approximately $127.0 million of NOL carryforwards, in the aggregate, for federal purposes. Portions of the federal NOL are subject to utilization limitations. However, the deferred tax asset related to the federal NOL is expected to be fully realized as such losses do not begin expiring until the 2009 tax year.

         Furthermore, a substantial portion of the federal NOL does not expire until 2018. The Company also has NOL carryforwards for state purposes. The deferred tax asset related to the state NOL is expected to be fully realized as well. At December 30, 1999, the Company has an approximate $0.5 million alternative minimum tax credit carryforward available to reduce future federal income tax liabilities. Under current Federal income tax law, the alternative minimum tax credit can be carried forward indefinitely. The components of the provision for (benefit from) income taxes for income from continuing operations for each of the three fiscal years were as follows:

         (IN THOUSANDS)                                                  1999              1998             1997
                                                                -------------     -------------    -------------
         Current                                                $           -     $           -    $      17,828
         Deferred                                                     (45,357)          (22,170)           3,602
         Decrease  in deferred income tax
           valuation allowance                                              -                 -           (2,309)
                                                                -------------     -------------    --------------

         Total income tax provision (benefit)                   $     (45,357)    $     (22,170)   $      19,121
                                                                ==============    ==============   =============

          Extraordinary losses are presented net of related tax benefits. Therefore, the 1997 income tax provision and the 1998 income tax benefit in the above table exclude tax benefits of $6.2 million and $7.6 million, respectively, on extraordinary losses related to expenses incurred in the extinguishment of debt and the write-off of debt financing costs related to the debt. The $2.3 million decrease in the valuation allowance in 1997 primarily reflects the change in the assessment of the likelihood of utilization of net operating loss carryforwards of a Company subsidiary subsequent to the merger of such subsidiary with Regal.

          A reconciliation of the provision for (benefit from) for income taxes as reported and the amount computed by multiplying the income before income taxes and extraordinary item by the U.S. federal statutory rate of 35% was as follows:

         (IN THOUSANDS)                                                  1999              1998             1997
                                                                -------------     -------------    -------------
         Provision (benefit) computed at federal statutory
           income tax rate                                      $     (46,868)    $     (29,340)   $      19,012
         State and local income taxes, net of federal benefit          (2,029)           (2,425)           2,161
         Merger expenses - non deductible                                   -             8,268              257
         Goodwill amortization                                          3,481             1,221                -
         Decrease  in valuation allowance                                   -                 -           (2,309)
         Other                                                             59               106                -
                                                                --------------    -------------    -------------

         Total income tax provision (benefit)                   $     (45,357)    $     (22,170)   $      19,121
                                                                ==============    ==============   =============

9.       RELATED PARTY TRANSACTIONS

         Regal paid $1.2 million and $0.6 million in 1997 and 1998, respectively, for legal services provided by a law firm, a member of which served as a director of the Company through May of 1998.

         Cobb Theatres leased office and warehouse facilities from a related party. The related rent expense amounted to approximately $0.2 million in 1997.

         Cobb Theatres had an agreement with a corporation owned by a related party, to provide aircraft services. The fees for such services amounted to approximately $0.3 million for 1997.

         In connection with the Recapitalization, the Company entered into a management agreement with KKR and Hicks Muse pursuant to which the Company has paid $1.0 million of management fees during each of the fiscal 1999 and 1998 years. Additionally, the Recapitalization costs included in the accompanying 1998 financial statement include an aggregate of $19.5 million of fees paid to KKR and Hicks Muse.

10.      CASH FLOW INFORMATION

         (IN THOUSANDS)                                                  1999              1998             1997
                                                                -------------     -------------    -------------
         Supplemental information on cash flows:
         Interest paid                                          $     128,909            59,745    $      14,486
         Income taxes paid (refunds received), net                     (4,884)            4,656           10,001

         NONCASH TRANSACTIONS:

         1999:

         Pursuant to EITF 97-10, the Company recorded lease financing arrangements and net assets of $75.5 million during the fourth quarter of 1999.

         The Company issued 569,500 shares of common stock valued at $2.8 million in exchange for notes receivables from certain shareholders.

         The Company cancelled 119,964 shares of common stock and the related notes receivable valued at $.6 million from certain shareholders.

         1998:

         Regal issued 60,383,388 shares of common stock and certain options to purchase shares of the Company's common stock valued at approximately $312.2 million and assumed debt of approximately $411.3 million as consideration for assets purchased from Act III (Note 3).

         Regal issued 808,313 shares of common stock valued at approximately $4.2 million in exchange for notes receivables from certain shareholders.

         In connection with the Recapitalization, 456,549 shares of common stock valued at approximately $2.2 million held by certain of the Company's senior management were reinvested in the Company.

         1997:

         Regal recognized income tax benefits relating to exercised stock options totaling $1.3 million.


11.      EMPLOYEE BENEFIT PLANS

         The Company sponsors employee benefit plans under section 401(k) of the Internal Revenue Code for the benefit of substantially all full-time employees. The Company made discretionary contributions of approximately $426,000, $319,000, and $291,000 to the plans in 1999,
         1998 and 1997, respectively. Employees become eligible on the first of the month after they have 1,000 hours of service. If they do not have 1,000 hours of service in the initial 12-month period (which begins with their hire date), the subsequent 12-month periods for monitoring eligibility are based on the plan year (calendar year). A minimum age of 21 also applies.




12.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The methods and assumptions used to estimate the fair value of each class of financial instrument are as follows:

         Cash and equivalents, accounts receivable, accounts payable: The carrying amounts approximate fair value because of the short maturity of these instruments.

         Long term debt, excluding capital lease obligations and lease financing arrangements: The carrying amounts of the Company's term loans and the revolving credit facility approximate fair value because the interest rates are based on floating rates identified by reference to market rates. The fair values of the Company's senior subordinated notes and debentures and other debt obligations are estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying amounts and fair values of long-term debt at December 30, 1999 and December 31, 1998 consists of the following:

         (IN THOUSANDS)                               1999             1998
                                             -------------    -------------
         Carrying amount                     $   1,683,627    $   1,317,257
         Fair value                          $   1,491,627    $   1,338,257

         Interest rate swaps: As of December 30, 1999 and December 31, 1998 the Company had entered into interest rate swap agreements ranging from five to seven years for the management of interest rate exposure. As of December 30, 1999 and December 31, 1998, such agreements had effectively converted $270 million of LIBOR floating rate debt to fixed rate obligations with interest rates ranging from 5.32% to 7.32%. Regal continually monitors its position and the credit rating of the interest swap counterparty. The fair values of interest rate swap agreements are estimated based on quotes from dealers of these instruments and represent the estimated amounts the Company would expect to (pay) or receive to terminate the agreements. The fair value of the Company's interest rate swap agreements at December 30, 1999 and December 31, 1998 were $11.7 million and $(3.2) million, respectively.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company engaged Deloitte & Touche LLP (Deloitte & Touche) as its new independent accountants as of September 9, 1998. Prior to such date, the Company did not consult with Deloitte & Touche regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) and the related instructions to Item 304) or a reportable event (as described in paragraph 304(a)(1)(v)).

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following persons are the current directors and executive officers of the Company. Certain information relating to the directors and executive officers, which has been furnished to the Company by the individuals named, is set forth below.

                NAME                    AGE                                POSITION
                ----                    ---                                --------
     Michael L. Campbell                46         Chairman, President, Chief Executive Officer and Director

     Gregory W. Dunn                    40         Executive Vice President and Chief Operating Officer

     Amy Miles                          33         Senior Vice President,  Chief Financial Officer, and Treasurer

     Peter B. Brandow                   39         Senior Vice President, General Counsel, and Secretary

     Robert J. Del Moro                 40         Senior Vice President, Purchasing

     Denise K. Gurin                    48         Senior Vice President, Head Film Buyer

     J.E. Henry                         51         Senior Vice President, Chief Information Officer, Management
                                                   Information Systems

     Mike Levesque                      41         Senior Vice President, Operations

     Ron Reid                           58         Senior Vice President, Construction

     Raymond L. Smith                   36         Senior Vice President, Human Resources Counsel

     R. Keith Thompson                  38         Senior Vice President, Real Estate and Construction

     Phillip J.  Zacheretti             40         Senior Vice President, Marketing and Advertising

     Joseph Y. Bae                      28         Director

     Joseph E. Colonnetta               38         Director

     David Deniger                      55         Director

     Henry R. Kravis                    55         Director

     Michael J. Levitt                  41         Director

     John R. Muse                       49         Director

     Alexander Navab, Jr.               34         Director

     Paul E. Raether                    53         Director

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

         Amy Miles has served as Senior Vice President, Chief Financial Officer, and Treasurer since January of 2000. From April 1999 to 2000, Ms. Miles was Senior Vice President of Finance. From 1998 to 1999, she was a Senior Manager with Deloitte & Touche. From 1989 to 1998, Ms. Miles was with
PriceWaterhouseCoopers, LLC.

         Peter B. Brandow has served as Senior Vice President, General Counsel and Secretary since February 2000. Prior thereto, he served as Vice President, General Counsel and Secretary since joining the Company in February 1999. From September 1989 to January 1999, Mr. Brandow was an Associate at Simpson Thacher & Bartlett.

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

         Ronald Reid has served as Senior Vice President, Construction since joining the Company in May,1999. Prior thereto, he was the Executive Vice President and Chief Operating Officer at Silver Cinemas from August, 1996 to May, 1999. Prior to that, Mr. Reid was Vice President of Construction, Purchasing and International Shipping at Cinemark from November, 1987 to August, 1996.

         Raymond L. Smith has served as Senior Vice President, Human Resources Counsel since July 1999. Prior thereto, he served as Vice President, Human Resources Counsel since joining the Company in April 1998. From January 1995 to April 1998, he was a partner of the law firm of Pitt, Fenton & Smith. From May 1989 to January 1995, he was a senior associate at Rodgers, Fuller & Pitt.

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

         Joseph Y. Bae became Director of the Company in February 2000. He has been an executive of KKR since 1996. From 1994 to 1996, Mr. Bae was an investment banker at Goldman Sachs & Co. He is also a director of Shoppers Drug Mart Limited.

         Joe Collonnetta became a Director of the Company in December 1999. Mr. Collonnetta has served as a principal of Hicks Muse since January 1999. From 1995 to 1998, Mr. Collonnetta served as a Managing Principal of a management affiliate of Hicks Muse. From 1994 to 1995, Mr. Collonnetta was the Chief Executive Officer of Triangle FoodService. From 1989 to 1994, Mr. Collonnetta was the Chief Financial Officer of TRC, Inc. Mr. Collonnetta is also a director of Home Interiors & Gifts, Inc., Cooperative Computing, Inc., Minsa, S.A., Belding Sports, and The Grand Union Company.

         David Deniger became a director of the Company upon the closing of the Regal Merger. Mr. Deniger is a Managing Director and principal of Hicks Muse. Mr. Deniger is also General Partner, President and CEO of Olympus Real Estate Corporation. Prior to forming Olympus Real Estate Corporation with Hicks Muse, Mr. Deniger was a founder and served as President and Chief Executive Officer of GE Capital Realty Group, Inc. (GECRG), a wholly owned subsidiary of General Electric Capital Corporation ("GE Capital"), organized to underwrite, acquire and manage real estate equity investments made by GE Capital and its co-investors. Prior to forming GECRG, Mr. Deniger was President and CEO of FGB Realty Advisors, a wholly owned subsidiary of MacAndrews & Forbes Financial Service Group. Mr. Deniger also serves as a director of the Arnold Palmer Golf Management Company, Olympus Real Estate Corporation and Park Plaza International.

         Henry R. Kravis became a director of the Company upon the closing of the Regal Merger. He is a managing member of the limited liability company which serves as the general partner of KKR. He is also a director of Accuride Corporation, Amphenol Corporation, Borden, Inc., The Boyds Collection, Ltd., Bruno's, Inc., Evenflo & Spalding Holdings Corporation, The Gillette Company, IDEX Corporation, KinderCare Learning Centers, Inc., KSL Recreational Group, Inc., Newsquest Capital plc, Owens-Illinois, Inc., Owens-Illinois Group, Inc., PRIMEDIA, Inc., Randall's Food Markets, Inc., Reltec Corporation, Sotheby's Holdings, Inc., Union Texas Petroleum Holdings, Inc. and World Color Press, Inc.

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

         Alexander Navab, Jr. became a director of the Company upon the closing of the Regal Merger. He has been a director of KKR since 1999 and has been an executive of KKR and a limited partner of KKR Associates since 1993. He is also a director of Borden Inc., Birch Telecom Inc., CAIS Internet Inc., KSL Recreation Group Inc., Intermedia Communications and Zhone Technologies.

         Paul E. Raether became a Director of the Company in December 1999. Since January 1996, he has been a member of the limited liability company which serves as the general partner of KKR. Mr. Raether has been a general partner of KKR Associates, L.P. since prior to 1995 and was a general partner of KKR from prior to 1995 to December 1995. Mr. Raether is also a director of IDEX Corporation, KSL Recreation Corporation and Shoppers Drug Mart.

COMPOSITION OF THE BOARD OF DIRECTORS

         The Board of Directors of the Company consists of nine members, including four directors designated by KKR and four directors designated by Hicks Muse. Directors of the Company are elected annually by the stockholders to serve during the ensuing year or until their respective successors are duly elected and qualified.

ITEM 11.          EXECUTIVE COMPENSATION

         The following table provides information as to annual, long-term or other compensation during the last three fiscal years for the Company's Chief Executive Officer and the Company's four most highly compensated executive officers who were serving as executive officers at the end of fiscal 1999 whose salary and bonus exceeded $100,000 during fiscal 1999:

                           SUMMARY COMPENSATION TABLE

                                                                                                                   LONG TERM
                                                                                                                  COMPENSATION
                                                                        ANNUAL COMPENSATION                           AWARDS
                                                           -------------------------------------------------------------------
                                                                                                                    SECURITIES
                                                          FISCAL                                                    UNDERLYING
NAME AND POSITION                                          YEAR             SALARY ($)          BONUS ($)(1)      OPTIONS/SARS(#)
                                                           ----              -------              -------            ---------
Michael L. Campbell                                        1999              526,350                 --                   --
  Chairman, President & Chief Executive Officer            1998              402,000              500,000            3,631,364
                                                           1997              241,500              671,941              190,000

Gregory W. Dunn                                            1999              372,278                 --                   --
  Executive Vice President & Chief Operating               1998              252,000              219,213              413,255
  Officer                                                  1997              125,000              135,000               60,000

Neal Rider(2)                                              1999              193,106                 --                   --
  Executive Vice President & Chief Financial               1998                 --                   --                   --
  Officer                                                  1997                 --                   --                   --

Denise Gurin                                               1999              210,000               40,000                 --
   Senior Vice President, Head Film Buyer                  1998               43,700              108,763              164,251
                                                           1997                 --                 10,000              139,500

R. Keith Thompson                                          1999              211,194                 --                   --
    Senior Vice President, Real Estate &                   1998              145,000              101,175              227,687
    Development                                            1997              110,000               70,000               40,000

(1) Reflects cash bonus earned in fiscal 1999, 1998 and 1997, respectively, and paid the following fiscal year.

(2)  As of January 2000, Mr. Rider was no longer employed by the Company.

During the 1999 fiscal year, the Company did not grant options to the named executive officers.

         The following table summarizes certain information with respect to stock options exercised by the Named Executive Officers pursuant to the Company's Stock Option Plans.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL 1999 YEAR-END OPTION VALUES

                                                                  NUMBER OF SECURITIES                 VALUE OF UNEXERCISED
                                                                        UNDERLYING                        IN-THE-MONEY
                                                               UNEXERCISED OPTIONS HELD AT               OPTIONS HELD AT
                                                                     DECEMBER 30 1999                  DECEMBER 30 1999 (1)
                                                                            (#)                                 ($)
                                                               ------------------------------------------------------------------
                                     SHARES         NET
                                   ACQUIRED ON     VALUE
         NAME                      EXERCISE (#)  REALIZED($)   EXERCISABLE       UNEXERCISABLE       EXERCISABLE    UNEXERCISABLE
         ----                      ------------  -----------   -----------       -------------       -----------    -------------
         Michael L. Campbell            --          --          2,759,119          2,784,046          7,176,497          --

         Gregory W. Dunn                --          --            595,080            316,829          1,878,087          --

         Neal Rider(2)                  --          --               --                 --                 --            --

         Denise Gurin                   --          --            177,825            125,926            124,155          --

         R. Keith Thompson              --          --            325,889            174,537          1,034,649          --

------------

(1) Reflects the market value of the underlying security at exercise, $5.00, minus the average exercise price.

(2)  As of January 2000, Mr. Rider was no longer employed by the Company.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During fiscal 1999, the Compensation Committee was comprised of Messrs. Levitt, Muse, and Navab. None of these persons has at any time been an officer or employee of the Company or its subsidiaries. Mr. Clifton S. Robbins served on the Compensation Committee until his resignation in December of 1999, when he was replaced by Mr. Raether.

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

                                                                           Amount and
             Name and Address of                                      Nature of Beneficial                Percent
             Beneficial Owners                                            Ownership (1)                  of Class
             -----------------                                            -------------                  --------
    5% STOCKHOLDERS:
    Hicks Muse Parties (2)                                                 100,000,000                     46.1%
                   c/o Hicks, Muse, Tate & Furst Incorporated
                   200 Crescent Court
                   Suite 1600
                   Dallas, Texas 75201

    KKR 1996 GP L.L.C. (3)                                                 100,000,000                     46.1%
                   c/o Kohlberg Kravis Roberts & Co. L.P.
                   9 West 57th Street
                   Suite 4200
                   New York, New York 10019

    OFFICERS AND DIRECTORS:
    Joseph Y. Bae                                                                    -                         *
    Joe Colonnetta                                                                   -                         *
    David Deniger                                                                    -                         *
    Henry R. Kravis                                                                  -                         *
    Michael J. Levitt                                                                -                         *
    John R. Muse                                                                     -                         *
    Alexander Navab, Jr.                                                             -                         *
    Paul E. Raether                                                                  -                         *
    Michael L. Campbell                                                      4,062,987                      1.1%
    Gregory W. Dunn                                                            691,506                         *
    Neal Rider                                                                       -                         *
    Denise Gurin                                                               246,150                         *
    R. Keith Thompson                                                          379,009                         *
                                                                                                               *

    All directors and executive officers as a group                          6,256,155                      2.9%
    (15 persons)

------------------------
*Indicates ownership of less than one percent of the Company's outstanding Common Stock.

(1) Pursuant to the rules of the Securities and Exchange Commission, certain shares of the Company's Common Stock which a beneficial owner has the right to acquire within 60 days of March 30, 2000 pursuant to the exercise of stock options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such owner but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2) Includes shares owned of record by Regal Equity Partners, L.P. (Regal Partners), a limited partnership whose sole general partner is TOH/Ranger, LLC (Ranger LLC). Mr. Hicks is the sole member and director of Ranger LLC and, accordingly, may be deemed to be the beneficial owner of the Common Stock held directly or indirectly by Regal

     Partners. John R. Muse, Charles W. Tate, Jack D. Furst, Lawrence D. Stuart, Jr. and Michael J. Levitt are officers of Ranger LLC and as such may be deemed to share with Mr. Hicks the power to vote or dispose of the Common Stock held by Regal Partners. Each of Messrs. Hicks, Muse, Tate, Furst, Stuart and Levitt disclaims beneficial ownership of the Common Stock not respectively owned of record by him.

(3) KKR 1996 GP L.L.C. is the sole general partner of KKR Associates 1996 L.P. KKR Associates 1996 L.P., a limited partnership, is the sole general partner of KKR 1996 Fund L.P., a limited partnership formed at the direction of KKR, and possesses sole voting and investment power with respect to such shares. KKR 1996 GP L.L.C. is a limited liability company, the managing members of which are Henry R. Kravis and George R. Roberts, and the other members of which are Robert I. MacDowell, Paul E. Raether, Michael W. Michelson, Michael T. Tokarz, James H. Greene, Jr., Perry Golkin, Scott M. Stuart and Edward A. Gilhuly. Messrs. Kravis, Raether are directors of the Company. Mr. Alexander Navab, Jr. is a limited partner of KKR Associates 1996 L.P. and is also a director of the Company. Each of such individuals may be deemed to share beneficial ownership of the shares shown as beneficially owned by KKR 1996 GP L.L.C. Each of such individuals disclaims beneficial ownership of such shares.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following is a summary description of the principal terms of the following agreements and is subject to and qualified in its entirety by reference to the full text of such agreements, which are filed as exhibits to this Form 10-K.

KKR/HICKS MUSE STOCKHOLDERS AGREEMENT

         Concurrently with the consummation of the Regal Merger, the Company entered into a stockholder agreement with Hicks Muse and KKR (the KKR/Hicks Muse Stockholders Agreement). Among other things, the KKR/Hicks Muse Stockholders Agreement provides that each of Hicks Muse and KKR has the right to appoint an equal number of directors to the Board of Directors of the Company, subject to maintaining specified ownership thresholds. The number of directors appointed by KKR and Hicks Muse together shall constitute a majority of the Board of Directors. The KKR/Hicks Muse Stockholders Agreement further provides that Hicks Muse and KKR will amend the Company's bylaws to provide that no action may be validly taken at a meeting of the Board of Directors unless a majority of the Board of Directors, a majority of the directors designated by Hicks Muse and a majority of the directors designated by KKR have approved such action.

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

DLJ STOCKHOLDERS AGREEMENT

         Concurrently with the consummation of the Regal Merger, the Company, Hicks Muse, KKR and DLJ entered into a stockholders agreement (the DLJ Stockholders Agreement). Under the DLJ Stockholders Agreement, DLJ has the right to participate pro rata in certain sales of Common Stock by KKR and Hicks Muse, and KKR and Hicks Muse have the right to require DLJ to participate pro rata in certain sales by KKR and Hicks Muse. The DLJ Stockholders Agreement also grants DLJ stockholders certain registration and preemptive rights.

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

                           The following Financial Statements of Regal Cinemas, Inc. are included in Part II, Item 8.

                           Independent Auditors' Report
                           Report of Independent Accountants
                           Consolidated Balance Sheets at December 30, 1999 and
                              December 31, 1998.
                           Consolidated Statements of Operations for the years
                              ended December 30, 1999, December 31, 1998 and January 1, 1998.
                           Consolidated Statements of Changes in Shareholders'
                              Equity for the years ended December 30, 1999, December 31, 1998 and January 1, 1998.
                           Consolidated Statements of Cash Flows for the years
                              ended December 30, 1999, December 31, 1998 and January 1, 1998.

                           Notes to Consolidated Financial Statements

         2.       Financial Statement Schedules - Not applicable.

         3.       Exhibits:

    Exhibit
    Number          Description
    ------          -----------
    2.1             --  Agreement and Plan of Merger, dated as of January 19,
                        1998, by and among Regal Cinemas, Inc., Screen
                        Acquisition Corp. and Monarch Acquisition Corp. (1)

    2.2             --  Agreement and Plan of Merger, dated as of August 20,
                        1998, by and among Regal Cinemas, Inc., Knoxville
                        Acquisition Corp. and Act III Cinemas, Inc. (2)

    3.1             --  Amended and Restated Charter of the Registrant. (3)

    3.2             --  Restated Bylaws of the Registrant. (4)

    4.1             --  Specimen Common Stock certificate. (4)

    4.2             --  Article 5 of the Registrant's Amended and Restated
                        Charter (included in the Amended and Restated Charter filed as Exhibit 3.1 hereto).

    4.3             --  Indenture, dated as of May 27, 1998, by and between
                        Regal Cinemas, Inc. and IBJ Whitehall Bank & Trust
                        Company (formerly IBJ Schroder Bank & Trust Company).
                        (5)

    4.4             --  Form of Regal Cinemas, Inc. 9 1/2% Senior Subordinated
                        Note due June 1, 2008 (contained in Indenture filed as
                        Exhibit 4.3 hereto).

    4.5             --  Indenture, dated as of December 16, 1998, by and between
                        Regal Cinemas, Inc. and IBJ Whitehall Bank & Trust
                        Company (IBJ Schroder Bank & Trust Company). (6)

    4.6             --  Form of Regal Cinemas, Inc. 8 7/8% Senior Subordinated
                        Debenture due December 15, 2010 (contained in the
                        Indenture filed as Exhibit 4.5 hereto).

    10.1            --  Employment Agreement, dated as of May 27, 1998, by and between Regal Cinemas, Inc. and Michael L. Campbell. (5)

    10.2            --  Employment Agreement, dated as of May 27, 1998, by and between Regal Cinemas, Inc. and Gregory W. Dunn. (5)

    10.3            --  Severance Agreement and General Release, dated as of
                        September 30, 1998, by and between Regal Cinemas, Inc.
                        and Lewis Frazer III. (9)

    10.4            --  Credit Agreement, dated as of May 27, 1998, by and
                        between Regal Cinemas, Inc., its subsidiaries and the lenders named therein. (5)

    10.4-1          --  First Amendment, dated as of August 26, 1998, by and
                        between Regal Cinemas, Inc., its subsidiaries and the
                        lenders named therein. (3)

    10.4-2          --  Second Amendment, dated as of December 31, 1998, by and between Regal Cinemas, Inc., its subsidiaries and the
                        lenders named therein. (7)

    10.4-3          --  Third Amendment, dated as of March 3, 1999, by and
                        between Regal Cinemas, Inc., and its subsidiaries and
                        the lenders named therein. *

    10.5            --  1993 Employee Stock Incentive Plan. (4)

    10.6            --  Regal Cinemas, Inc. Participant Stock Option Plan. (4)

    10.7            --  Regal Cinemas, Inc. Employee Stock Option Plan. (4)

    10.8            --  1998 Stock Purchase and Option Plan for Key Employees of
                        Regal Cinemas, Inc. (8)

    10.9            --  Form of Management Stockholder's Agreement. (8)

    10.10           --  Form of Non-Qualified Stock Option Agreement. (8)

    10.11           --  Form of Sale Participation Agreement. (8)

    10.12           --  Form of Registration Rights Agreement. (8)

    10.13           --  Stockholders' Agreement, dated as of May 27, 1998, by
                        and among Regal Cinemas, Inc., KKR 1996 Fund, L.P., KKR
                        Partners II, L.P. and Regal Equity Partners, L.P. (3)

    10.14           --  Stockholders' and Registration Rights Agreement, dated as of May 27, 1998, by and among Regal Cinemas, Inc.,
                        KKR 1996 Fund, L.P., KKR Partners II, L.P., Regal Equity
                        Partners, L.P. and the DLJ signatories thereto. (3)

    21              --  Subsidiaries.*

    23.1            --  Consent of Deloitte & Touche LLP. *

    23.2            --  Consent of PricewaterhouseCoopers LLP.*

    27              --  Financial Data Schedule (for SEC use only).*

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

(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 2, 1998.

(6) Incorporated by reference to the Registrant's Registration Statement on Form S-4, Registration No. 333-69943.

(7) Incorporated by reference to the Registrant's Registration Statement on Form S-4/A, Registration No. 333-69931.

(8) Incorporated by reference to the Registrant's Registration Statement on Form S-8, Registration No. 333-52943.

(9) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

                              REGAL CINEMAS, INC.

Dated: March 29, 2000         By: /s/ Michael L. Campbell
                                      Michael L. Campbell, Chairman, President,
                                      Chief Executive Officer and Director

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

    Signature                                     Title                                    Date
    ---------                                     -----                                    ----
    /s/ Michael L. Campbell                       Chairman of the Board,                   March 29, 2000
    -----------------------                           President, Chief Executive
    Michael L. Campbell                               Officer and Director (Principal
                                                      Executive Officer)

    /s/ Amy Miles                                 Senior Vice President, Chief             March 29, 2000
    -------------                                     Financial Officer and Treasurer
    Amy Miles                                         (Principal Financial and
                                                      Accounting Officer)

    /s/  Joseph Y. Bae                            Director                                 March 29, 2000
    ------------------
    Joseph Y. Bae

    /s/ Joe Colonnetta                            Director                                 March 29, 2000
    ------------------
    Joe Colonnetta

    /s/ David Deniger                             Director                                 March 29, 2000
    -----------------
    David Deniger

    /s/ Henry R. Kravis                           Director                                 March 29, 2000
    -------------------
    Henry R. Kravis

    /s/ Michael J. Levitt                         Director                                 March 29, 2000
    ---------------------
    Michael J. Levitt

                                                  Director                                 March 29, 2000
    ----------------
    John R. Muse

    /s/ Alexander Navab, Jr.                      Director                                 March 29, 2000
    ------------------------
    Alexander Navab, Jr.

    /s/ Paul E. Raether                           Director                                 March 29, 2000
    -------------------
    Paul E. Raether

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

    No annual report or proxy material has been sent to security holders.