Form 10-Q
period 2000-03-30
REGAL CINEMAS INC
filed 2000-05-15
CIK 905035

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 2000

                        Commission file number: 333-52943
                                                ---------

                               REGAL CINEMAS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

            Tennessee                                       62-1412720
------------------------------------          ----------------------------------
  (State or Other Jurisdiction of             (Internal Revenue Service Employer
   Incorporation or Organization)                       Identification Number)

     7132 Commercial Park Drive
           Knoxville, TN                                      37918
----------------------------------------      ----------------------------------
(Address of Principal Executive Offices)                    (Zip code)

        Registrant's Telephone Number, Including Area Code: 865/922-1123
                                                            ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes [X]   No [ ]

          Common Stock outstanding - 216,756,461 shares at May 9, 2000

                         PART I -- FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------

                               REGAL CINEMAS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                   (UNAUDITED)       (AUDITED)
                                                     MARCH 30,      DECEMBER 30,
                                                          1999             1999
                                                   -----------      -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                       $     9,924      $    40,604
   Accounts receivable                                   2,261            2,752
   Reimbursable construction advances                   14,319           20,250
   Inventories                                           5,443            5,050
   Prepaid and other current assets                     17,059           18,283
   Assets held for sale                                  8,159            9,670
   Deferred income tax asset                               633              633
                                                   -----------      -----------
         Total current assets                           57,798           97,242

PROPERTY AND EQUIPMENT:
   Land                                                112,908          113,516
   Buildings and leasehold improvements              1,005,402          999,012
   Equipment                                           458,416          453,751
   Construction in progress                            107,054           75,879
                                                   -----------      -----------
                                                     1,683,780        1,642,158
   Accumulated depreciation and amortization          (201,665)        (185,409)
                                                   -----------      -----------
         Total property and equipment, net           1,482,115        1,456,749
GOODWILL, net of accumulated amortization of
     $23,737 and $20,952, respectively                 392,100          398,567
DEFERRED INCOME TAX ASSET                               86,075           86,075
OTHER ASSETS                                            40,814           41,576
                                                   -----------      -----------
         TOTAL ASSETS                              $ 2,058,902      $ 2,080,209
                                                   ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt            $     6,675      $     6,537
   Accounts payable                                     44,317          101,152
   Accrued expenses                                     55,461           56,701
                                                   -----------      -----------
         Total current liabilities                     106,453          164,390

LONG-TERM DEBT, less current maturities:
   Long-term debt                                    1,734,116        1,679,217
   Capital lease obligations                            19,159           19,722
   Lease financing arrangements                         79,785           74,199
OTHER LIABILITIES                                       29,815           28,521
                                                   -----------      -----------
         TOTAL LIABILITIES                           1,969,328        1,966,049

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Preferred stock, no par: 100,000,000 shares
     authorized, none issued                                --               --
   Common stock, no par: 500,000,000 shares
     authorized; 216,756,461 and 216,873,501
     shares issued and outstanding at
     March 30, 1999 and December 30, 1999              199,661          199,778
   Loans to shareholders                                (6,271)          (6,388)
   Retained deficit                                   (103,816)         (79,230)
                                                   -----------      -----------
         TOTAL SHAREHOLDERS' EQUITY                $    89,574      $   114,160
                                                   -----------      -----------
         TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY                   $ 2,058,902      $ 2,080,209
                                                   ===========      ===========

See accompanying notes to condensed consolidated financial statement.

                               REGAL CINEMAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS OF DOLLARS)

                                             THREE MONTHS ENDED
                                           -----------------------
                                           MARCH 30,      APRIL 1,
                                                2000          1999
                                           ---------     ---------
REVENUES:
   Admissions                              $ 160,231     $ 132,242
   Concessions                                66,038        55,609
   Other operating revenue                    11,911        10,487
                                           ---------     ---------

         Total revenues                      238,180       198,338
                                           ---------     ---------

OPERATING EXPENSES:
   Film rental and advertising                80,922        67,252
   Cost of concessions and other              10,354         9,492
   Theatre operating expenses                105,277        83,926
   General and administrative                  8,269         7,598
   Depreciation and amortization              21,656        19,530
   Theatre closing costs                       3,766            --
   Loss on disposal of operating assets          527            --
   Loss on impairment of fixed assets          4,258            --
                                           ---------     ---------

         Total operating expenses            235,029       187,798
                                           ---------     ---------

OPERATING INCOME                               3,151        10,540

OTHER INCOME (LOSS):
   Interest expense                          (40,422)      (30,191)
   Interest income                               258           202
   Other                                          --            38
                                           ---------     ---------

LOSS BEFORE INCOME TAXES                     (37,013)      (19,411)

BENEFIT FROM INCOME TAXES                     12,427         6,772
                                           ---------     ---------

NET LOSS                                   $ (24,586)    $ (12,640)
                                           =========     =========











See accompanying notes to condensed consolidated financial statements.

                               REGAL CINEMAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                THREE MONTHS ENDED
                                                              -----------------------
                                                              MARCH 30,      APRIL 1,
                                                                   2000          1999
                                                              ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $(24,586)    $ (12,640)
     Adjustments to reconcile net loss to net cash provided
       by operating activities:
       Depreciation and amortization                             21,656        20,744
       Loss on impairment of assets                               4,258            --
       Loss on disposal of operating assets                         527            --
       Theatre closing costs                                      3,766            --
       Changes in operating assets and liabilities:
         Accounts receivable                                        491           987
         Inventories                                               (393)         (290)
         Prepaids and other assets                                1,986        (3,017)
         Accounts payable                                       (44,035)       (7,210)
         Accrued expenses and other liabilities                  (3,713)       12,699
                                                               --------     ---------

              Net cash provided by operating activities         (40,043)       11,273

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net                                  (56,555)     (113,277)
     Proceeds from sales of fixed assets                          5,925            --
     Net change in reimbursable construction advances             5,931         3,637
     Investment in goodwill and other assets                         --        (2,234)
                                                               --------     ---------

              Net cash used in investing activities             (44,699)     (111,874)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under long-term debt                             65,000        80,000
     Payments made on long-term debt                            (10,938)         (620)
     Exercise of warrants, options and compensation expense          --           600
                                                               --------     ---------

              Net cash provided by financing activities          54,062        79,980
                                                               --------     ---------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                             (30,680)      (20,621)

CASH AND CASH EQUIVALENTS, beginning of period                   40,604        20,621
                                                               --------     ---------

CASH AND CASH EQUIVALENTS, end of period                       $  9,924     $      --
                                                               ========     =========











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

         The Company, without audit has prepared the condensed consolidated statements of operations and cash flows for the three-month periods ending March 30, 2000 and April 1, 1999, and the condensed consolidated balance sheet as of March 30, 1999. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 30, 1999 information has been derived from the audited December 30, 1999 balance sheet of the Company.

         Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

         These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K dated March 29, 2000. The results of operations for the three-month period ended March 30, 2000 are not necessarily indicative of the operating results for the full year.

2        LONG-TERM DEBT

         Long-term debt at March 30, 2000 and December 30, 1999, consists of the following (in thousands):

                                                                              MAR. 30,      DEC. 30,
         (IN THOUSANDS)                                                           2000          1999
         $600,000 of the Company's senior subordinated notes due June 1,
         2008, with interest payable semiannually at 9.5%. Notes are redeemable, in whole or in part, at the option of the Company at any time on or after June 1, 2003, at the redemption prices
         (expressed as percentages of the principal amount thereof) set forth below together with accrued and unpaid interest to the redemption date, if redeemed during the 12 month period
         beginning on June 1 of the years indicated:

                                                         REDEMPTION
                            YEAR                              PRICE
                            2003                           104.750%
                            2004                           103.167%
                            2005                           101.583%
                            2006 and thereafter            100.000%         $  600,000    $  600,000

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

                                                         REDEMPTION
                            YEAR                              PRICE
                            2003                           104.750%         $  200,000    $  200,000
                            2004                           103.328%
                            2005                           101.219%
                            2006                           101.109%
                            2007 and thereafter            100.000%

         Term Loans                                                            508,750       508,750

         Revolving credit facility                                             425,000       370,000

         Other                                                                   4,427         4,877

         Capital lease obligations, 11.5% to 14.0%, maturing in
         various installments through 2024                                      20,987        21,311

         Lease financing arrangements, 11.5%, maturing in
         various installments through 2019                                      80,571        74,737
                                                                            ----------    ----------
                                                                             1,839,735     1,779,675
         Less current maturities                                                (6,675)       (6,537)
                                                                             ---------    ----------

         Total long-term obligations                                         $1,833,060   $1,773,138
                                                                             ==========   ==========

         CREDIT FACILITIES - In May 1998, the Company entered into credit facilities provided by a syndicate of financial institutions. In August 1998, December 1998, and March 1999, such credit facilities were amended. Such credit facilities (the Credit Facilities) now include a $500.0 million Revolving Credit Facility (including the availability of Revolving Loans, Swing Line Loans, and Letters of Credit) and three term loan facilities: Term A, Term B, and Term C (the Term Loans). The Company must pay an annual commitment fee ranging from 0.2% to 0.425%, depending on the Company's Total Leverage Ratio, as defined in the Credit Facilities, of the unused portion of the Revolving Credit Facility. The Revolving Credit Facility expires in June 2005. Outstanding borrowings under the Revolving Credit Facility were $425.0 million and $370.0 million as of March 30, 2000 and December 30, 1999, respectively.

         Borrowings under the Term A Loan or the Revolving Credit Facility can be made at the Base Rate plus a margin of 0% to 1%, or the LIBOR Rate, plus .625% to 2.25%, both depending on the Total Leverage Ratio. The Base Rate on revolving loans is the rate established by the Administrative Agent in New York as its base rate for dollars loaned in the United States. The LIBOR Rate is based on the length of loan. The outstanding balance under the Term A Loan was $237.6 million at March 30, 2000 and December 30, 1999 with $2.4 million due annually through 2004 and the balance due in 2005.

         Borrowings under the Term B Loan can be made at the Base Rate plus a margin of 0.75% to 1.25% or the LIBOR Rate plus 2.0% to 2.5%, both depending on the Total Leverage Ratio. The outstanding balance under the Term B Loan was $137.5 million at March 30, 2000 and December 30, 1999 due in 2006.

         Borrowings under the Term C Loan can be made at the Base Rate plus a margin of 1.0% to 1.5% or the LIBOR Rate plus 2.25% to 2.75%, both depending on the Total Leverage Ratio. The outstanding balance under the Term C Loan was $133.7 million at March 30, 2000 and December 30, 1999 with $1.35 million due annually through 2006, and the balance due in 2007.

         The Credit Facilities contain customary covenants and restrictions on the Company's ability to issue additional debt, pay dividends or engage in certain activities and include customary events of default. In addition, the Credit Facilities specify that the Company must meet or exceed defined fixed charge coverage ratios and must not exceed defined leverage ratios. The Company was in compliance with such covenants as of March 30, 2000.

         The Credit Facilities are collateralized by a pledge of the stock of the Company's domestic subsidiaries. The Company's payment obligations under the Credit Facilities are guaranteed by its direct and indirect U.S. subsidiaries.

         LEASE FINANCING ARRANGEMENTS - The Emerging Issues Task Force (EITF) released in fiscal 1998, Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction. Issue No. 97-10 is applicable to entities involved on behalf of an owner-lessor with the construction of an asset that will be leased to the lessee when construction of the asset is completed. Issue No. 97-10 requires the Company be considered the owner (for accounting purposes) of these types of projects during the construction period as well as when the construction of the asset is completed. Therefore, the Company has recorded such leases as lease financing arrangements on the accompanying balance sheet. As Issue 97-10 applies to construction projects committed to after May 21, 1998, the majority of the Company's construction projects for leased theatre sites in the 2000 fiscal year will be reported as on balance sheet financing.

3        INCOME TAXES

         The effective income tax rate for the three-month periods ending March 30, 2000 (33.6%) and April 1, 1999 (34.9%) differs from the statutory income tax rate principally due to nondeductible goodwill amortization and the inclusion of state income taxes.

4        CAPITAL STOCK

         Earnings per share information is not presented herein as the Company's shares do not trade in a public market.

5        LOSS ON IMPAIRMENT OF ASSETS

         ASSET IMPAIRMENT - The Company periodically reviews the carrying value of long-lived assets, including goodwill, for impairment based on expected future cash flows. Such reviews are performed as part of the Company's budgeting process and are performed on an individual theatre level, the lowest level of identifiable cash flows. Factors considered in management's estimate of future theatre cash flows include historical operating results over complete operating cycles, current and anticipated impacts of competitive openings in individual markets, and anticipated closings or dispositions of theatres.

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

                                                            MARCH 30,     APRIL 1,
                                                                 2000         1999
                                                            ---------     --------
         (IN THOUSANDS)
         Write-down of theatre property and equipment       $     727     $     --
         Write-off of goodwill                                  3,531           --
                                                            ---------     --------

         Total                                              $   4,258     $     --
                                                            =========     ========

         THEATRE CLOSING AND LOSS ON DISPOSAL COSTS - The Company continuously monitors and evaluates the performance of its theatres on a site by site basis. As part of this analysis, the Company targets under-performing locations for closure. During the first quarter of 2000 the Company recorded $0.5 million as the net loss on disposal of certain of these locations. In conjunction with certain closed locations, a reserve for lease termination costs of $5.1 million has also been recorded. This reserve for lease termination costs represents management's best estimate of the potential costs for exiting these leases and are based on analyses of the properties, correspondence with the landlord, exploratory discussions with potential sublessees and individual market conditions. The activity in this reserve during the first quarter of 2000 is as follows:

                  Beginning balance, December 30, 1999                 $  4,269
                  Rent and other termination payments                    (2,924)
                  Additional theatre closings                             5,681
                  Revision of prior estimates                            (1,915)
                                                                       ========
                  Ending balance, March 30, 2000                       $  5,111
                                                                       ========

         Theatre properties owned by the Company which were closed during the first quarter of 2000 and 1999 fiscal year are classified as assets held for sale on the accompanying balance sheets. Such assets are recorded at the estimated net realizable value of the individual locations.

6        CASH FLOW INFORMATION

         (IN THOUSANDS)                                      MARCH 30,      APRIL 1,
                                                                  2000          1999
                                                             ---------      --------
         Supplemental information on cash flows:
         Interest paid                                       $ 21,466       $ 11,537
         Income taxes paid (refunds received), net                (64)           356

         NONCASH TRANSACTIONS:

         MARCH 30, 2000:

         Pursuant to EITF 97-10, the Company recorded lease financing arrangements and net assets of $6.0 million.

         The Company purchased and retired 23,408 shares of common stock valued at $0.1 million in exchange for canceling notes receivables from certain shareholders.

7.       Subsequent Events

         In April 2000, the Company obtained $20.0 million of equipment financing, the proceeds of which were used to repay the revolving credit facility (see note 2).

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

BACKGROUND OF REGAL

The Company has achieved significant growth in theatres and screens since its formation in November of 1989. Since inception through March 30, 1999, the Company has acquired 278 theatres with 2,172 screens (net of subsequently closed locations), developed 145 new theatres with 2,051 screens and added 153 new screens to existing theatres. Theatres developed by the Company typically generate positive theatre level cash flow within the first nine months following commencement of operation and reach a mature level of attendance within one to three years following commencement of operation. Theatre closings have had no significant effect on the operations of the Company.

RESULTS OF OPERATIONS

The Company's revenues are generated primarily from admissions and concession sales. Additional revenues are generated by electronic video games located adjacent to the lobbies of certain of the Company's theatres and by on-screen advertisements, rebates from concession vendors, and revenues from the Company's eight entertainment centers which are adjacent to theatre complexes. Direct theatre costs consist of film rental and advertising costs, costs of concessions and theatre operating expenses. Film rental costs are related to the popularity of a film and the length of time since the film's release and generally decline as a percentage of admission revenues the longer a film has been released. Because certain concession items, such as fountain drinks and popcorn, are purchased in bulk and not pre-packaged for individual servings, the Company is able to improve its margins by negotiating volume discounts. Theatre operating expenses consist primarily of theatre labor and occupancy costs. At March 30, 1999, approximately 30.5% of the Company's employees were paid at the federal minimum wage and, accordingly, the minimum wage largely determines the Company's labor costs for those employees. Future increases in minimum wage requirements or legislation requiring additional employer funding of health care, among other things, may increase theatre operating expenses as a percentage of total revenues.

The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items reflected in the Company's consolidated statements of operations.

                                                        THREE MONTHS ENDED
                                                     ----------------------
                                                      MARCH 30,    APRIL 1,
                                                           2000        1999
                                                     ----------    --------
REVENUES:
   Admissions                                        $    67.3%    $   66.7%
   Concessions                                            27.7%        28.0%
   Other operating revenue                                 5.0%         5.3%
                                                     ----------    ---------

         Total revenues                                  100.0%       100.0%
                                                     ----------    ---------

OPERATING EXPENSES:
   Film rental and advertising                            34.0%        33.9%
   Cost of concessions and other                           4.3%         4.8%
   Theatre operating expenses                             44.2%        42.3%
   General and administrative                              3.5%         3.8%
   Depreciation and amortization                           9.1%         9.8%
   Theatre closing costs                                   1.6%           --
   Loss on disposal of operating assets                    0.2%           --
   Loss on impairment of fixed assets                      1.8%           --
                                                     ----------    ---------

         Total operating expenses                         98.7%        94.6%
                                                     ----------    ---------

OPERATING INCOME                                           1.3%         5.4%

OTHER INCOME (LOSS):
   Interest expense                                      (17.0)%      (15.2)%
   Interest income                                         0.2%         0.1%
   Other                                                     --           --
                                                     ----------    ---------

LOSS BEFORE INCOME TAXES                                 (15.5)%       (9.7)%
BENEFIT FROM INCOME TAXES                                  5.2%         3.5%
                                                     ----------    ---------

NET LOSS                                             $   (10.3)%    $  (6.4)%
                                                     ==========    =========

THREE MONTHS ENDED MARCH 30, 2000 AND APRIL 1, 1999

         TOTAL REVENUES - Total revenues for the first quarter of fiscal 2000 increased by 20.1% to $238.2 million from $198.3 million in the comparable 1999 period. This increase was due to a 8.2% increase in attendance attributable primarily to the net addition of 680 screens in the last twelve months. Average ticket prices increased 1.2% during the period, reflecting an increase in ticket prices and a greater proportion of newer multiplex theatres in the 2000 period than in the same period in 1999. Average concession sales per customer increased 1.5% for the period, reflecting both an increase in consumption and, to a lesser degree, an increase in concession prices.

         DIRECT THEATRE COSTS - Direct theatre costs increased by 22.3% to $196.6 million in the first quarter 2000 from $160.7 million in the first quarter 1999. Direct theatre costs as a percentage of total revenues increased to 82.5% in the 2000 period from 81.0% in the 1999 period. The increase in direct theatre costs as a percentage of total revenues was primarily attributable to increased occupancy costs resulting from the additional theatre locations opened by the Company in the last twelve months.

         GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses increased by 8.8% to $8.3 million in the first quarter 2000 from $7.6 million in the first quarter 1999. As a percentage of total revenues, general and administrative expenses decreased slightly to 3.5% in the 2000 period from 3.8% in the 1999 period.

         DEPRECIATION AND AMORTIZATION - Depreciation and amortization expense increased in the first quarter 2000 by 10.9% to $21.7 million from $19.5 million in the first quarter 1999. The increase reflects additional costs related to the Company's expansion efforts.

         OPERATING INCOME - Operating income for the first quarter 2000 decreased to $3.2 million, or 1.3% of total revenues, from $10.5 million, or 5.4% of total revenues, in the first quarter 1999.

         INTEREST EXPENSE - Interest expense increased in the first quarter 2000 to $40.2 million from $30.0 million in the first quarter 1999. The increase was primarily due to higher average borrowings outstanding associated with the Company's expansion efforts.

         INCOME TAXES - The benefit from income taxes in the first quarter 2000 was $12.4 million as compared to $6.7 million in the first quarter 1999. The effective tax rate was 33.6% in the 2000 period as compared to 34.9% in the 1999 period. Both periods differ from the expected statutory rates due to nondeductible goodwill amortization and the inclusion of state income taxes.

         NET LOSS - The net loss in the first quarter 2000 was $24.6 million as compared to $12.6 million in the first quarter 1999. Net loss was 10.3% of total revenues in the first quarter 2000 as compared to 6.3% of total revenues in the 1999 period.

         IMPAIRMENT AND OTHER DISPOSAL CHARGES - The Company periodically reviews the carrying value of long-lived assets, including goodwill, for impairment based on expected future cash flows. Such reviews are performed as part of the Company's budgeting process and are performed on an individual theatre level, the lowest level of identifiable cash flows. Factors considered in management's estimate of future theatre cash flows include historical operating results over complete operating cycles, current and anticipated impacts of competitive openings in individual markets, and anticipated closings or dispositions of theatres.

         Management uses the results of this analysis to determine whether impairment has occurred. The resulting impairment loss is measured as the amount by which the carrying value of the assets exceeds fair value which is estimated using discounted cash flows. Discounted cash flows also include estimated proceeds for the sale of owned properties in the instances where management intends to sell the location. This analysis resulted in the recording of a $4.3 million impairment charge during the first quarter of 2000.

         Additionally, the Company continuously monitors and evaluates the performance of its theatres on a site by site basis. As part of this analysis, the Company targets under-performing locations for closure. During the first quarter of 2000 the Company recorded $0.5 million as the net loss on disposal of certain of these locations. In conjunction with certain closed locations, a reserve for lease termination costs of $5.1 million has also been recorded. This reserve for lease termination costs represents management's best estimate of the potential costs for exiting these leases and are based on analyses of the properties, correspondance with the landlord, exploratory discussion with potential sublesses and individual market conditions.

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

         The Company's capital requirements have arisen principally in connection with acquisitions of existing theatres, new theatre openings and the addition of screens to existing theatres and have been financed with debt and internally generated cash. The Company's Senior Credit Facilities provide for borrowings of up to $1,008.8 million in the aggregate, consisting of the Revolving Credit Facility, which permits the Company to borrow up to $500.0 million on a revolving basis and $508.8 million, in the aggregate, of term loan borrowings under three separate term loan facilities. As of March 30, 2000, the Company had $73.5 million of capacity available under the Revolving Credit Facility. Under the Senior Credit Facilities, the Company is required to comply with certain financial and other covenants. The loans under the Senior Credit Facilities bear interest at either a base rate (referred to as "Base Rate Loans") or adjusted LIBO rate (referred to as "LIBOR Rate Loans") plus, in each case, an applicable margin determined depending upon the Company's Total Leverage Ratio (as defined in the Senior Credit Facilities).

         On May 27, 1998, an affiliate of Kohlberg Kravis Roberts & Co. L.P. ("KKR") and an affiliate of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") merged with and into the Company ("The Regal Merger"), with the Company continuing as the surviving corporation. The consummation of the Regal Merger resulted in a recapitalization ("Recapitalization") of the Company. In the Recapitalization, the Company's existing holders of common stock received cash for their shares of common stock, and KKR, Hicks Muse, DLJ Merchant Banking Partners II, L.P. ("DLJ") and certain members of the Company's management acquired the Company. In addition, in connection with the Recapitalization, the Company canceled options and repurchased warrants held by certain directors, management and employees of the Company (the "Option/Warrant Redemption"). The aggregate purchase price paid to effect the Regal Merger and the Option/Warrant Redemption was approximately $1.2 billion.

         The Regal Merger was financed by an offering of $400.0 million aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2008 (the "Original Notes"), initial borrowings of $375.0 million under the Company's current senior credit facility (as amended, the "Senior Credit Facilities") and $776.9 million in proceeds from the investment of KKR, Hicks Muse, DLJ and management in the Company (the "Equity Investment").

In connection with the Recapitalization, the Company made an offer to purchase (the Tender Offer) all $125.0 million aggregate principal amount of the previously outstanding 8 1/2% Senior Subordinated Notes due October 1, 2007, (the "Old Regal Notes"). In conjunction with the Tender Offer, the Company also solicited consents to eliminate substantially all of the covenants contained in the indenture relating to the Old Regal Notes. The purchase price paid by the Company for the Old Regal Notes was approximately $139.5 million, including a premium of approximately $14.5 million.

         The proceeds of the Original Note Offering, the initial borrowing under the Company's Senior Credit Facilities and the Equity Investment were used: (i) to fund the cash payments required to effect the Regal Merger and the Option/Warrant Redemption; (ii) to repay and retire the Company's then existing senior credit facilities; (iii) to repurchase the Old Regal Notes; and (iv) to pay related fees and expenses.

         On August 26, 1998, the Company acquired Act III Theatres, Inc. ("Act III"). In the Act III Merger, Act III became a wholly owned subsidiary of the Company and each share of Act III's outstanding common stock was converted into the right to receive one share of the Company's common stock. In connection with the Act III Merger, the Company amended its Senior Credit Facilities and borrowed $383.3 million thereunder to repay Act III's then existing bank borrowings and two senior subordinated promissory notes, each in the aggregate principal amount of $75.0 million, which were owned by KKR and Hicks Muse.

         On November 10, 1998, the Company issued an additional $200.0 million aggregate principal amount of 9 1/2% Senior Subordinate Notes due 2008 (the "Tack-On Note") under the same indenture governing the Original Notes. The proceeds of the Tack-On Note were used to repay and retire portions of the Senior Credit Facilities.

         On December 16, 1998, the Company issued $200.0 million aggregate principal amount of 8 7/8% Senior Subordinated Debentures due 2010 (the "Regal Debentures"). The proceeds of the offering of the Regal Debentures were used to repay all of the then outstanding indebtedness under the Revolving Credit Facility and the excess was used for working capital purposes.

         Interest payments on the Regal Notes and the Regal Debentures and interest payments and amortization with respect to the Senior Credit Facilities represent significant liquidity requirements for the Company. The Company had interest expense of approximately $40.2 million for the three-month period ended March 30, 2000.

         At March 30, 2000, the Company had 15 new theatres with 234 screens and 19 screens at four existing locations under construction. The Company intends to develop approximately 310 screens during 2000. The Company expects that the capital expenditures in connection with its development plan will aggregate approximately $200.0 million during 2000, all of which is contractually committed.

The Company believes that its capital needs for completion of theatre construction and development for at least the fiscal year will be satisfied by available credit under the Senior Credit Facilities, internally generated cash flow, available cash, and future financing transactions.

         In April of 2000, the Company obtained $20 million of equipment financing, the proceeds of which were used to repay the Revolving Credit Facility. In addition, the Company has obtained commitments from other lenders totaling approximately $55 million. Such commitments provide for financing in the form of sale-leaseback financing and, if executed, are expected to close during the second or third quarter of fiscal 2000.

         Based on the current level of operations and anticipated future growth, the Company anticipates that its cash flow from operations, together with borrowings under the Senior Credit Facilities and additional financing should be sufficient to meet its anticipated requirements for working capital, capital expenditure, interest payments and scheduled principal payments. The Company's future operating performance and ability to service or refinance the Regal Notes, the Regal Debentures and to extend or refinance the Senior Credit Facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

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

RISK FACTORS

         This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in the risk factors (the "Cautionary Statements") as described in the Company's Annual Report on Form 10-K filed March 29, 2000. All forward-looking statements are qualified in their entirety by the Cautionary Statements.

         In addition to the Cautionary Statements, the reader should refer to the Company's Annual Report on Form 10-K ("Form 10-K"), filed March 29, 2000 for additional guidance relating to the Company's risk factors. As noted in the Company's Form 10-K, the Company has substantial indebtedness, lease commitments and leverage. The Company is also anticipating the funding of certain financing transactions as a means of providing liquidity over the next twelve months. While management believes that such transactions will close during the 2000 fiscal year, there can be no guarantee such financings will occur.

INFLATION; ECONOMIC DOWNTURN

         The Company does not believe that inflation has had a material impact on its financial position or results of operations. In times of recession, attendance levels experienced by motion picture exhibitors may be adversely affected. For example, revenues declined for the industry in 1990 and 1991.

NEW ACCOUNTING PRONOUNCEMENTS

         Emerging Issues Task Force (EITF) Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction, is applicable to entities involved on behalf of an owner-lessor with the construction of an asset that will be leased to the lessee when construction of the asset is completed. The consensus reached in Issue No. 97-10 applies to construction projects committed to after May 21, 1998 and to those projects that were committed to on May 21, 1998 if construction did not commence by December 31, 1999. Issue 97-10 has required the Company to be considered the owner (for accounting purposes) of these types of projects during the construction period as well as when construction of the asset is completed. Subsequent to the issuance of Issue 97-10, the Company did not amend the leasing arrangements which were historically recorded as off-balance sheet operating leases as such amendments would have changed the economics of the lease agreements. Management believes a change in the economics of the lease would have been unfavorable to the Company. Therefore, the Company is required to record such leases as lease financing arrangements (capital leases). The application of the provisions of EITF Issue No. 97-10 did not result in the recording of any leases or capital leases in 1998 but did result in the recording of approximately $74.7 million of such leases as capital leases in 1999 and $6.0 million of such leases as capital leases in first quarter 2000. The application of the provisions of EITF Issue No. 97-10 did not have a significant effect on the results of operations for 1999 or first quarter 2000.

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

                                     ITEM 3.
            QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

INTEREST RATE SENSITIVITY

As of March 30, 2000, the Company had entered into interest rate swap agreements ranging from five to seven years for the management of interest rate exposure. As of March 30, 2000, such agreements had effectively converted $270 million of LIBOR floating rate debt to fixed rate obligations with interest rates ranging from 5.32% to 7.32%. Regal continually monitors its position and credit rating of the interest swap counterparty. The fair values of interest rate swap agreements are estimated based on quotes from dealers of these instruments and represent the estimated amounts the Company would expect to (pay) or receive to terminate the agreements. The fair value of the Company's interest rate swap agreements at March 30, 2000 was $13.2 million.

                                     ITEM 6.
                        EXHIBITS AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------------

(a)      Exhibits:

         (27)     Financial Data Schedule (for SEC use only).

(b)      Reports on Form 8-K.

         During the first quarter of fiscal 2000 ended March 30, 1999, the Registrant filed no Current Reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL CINEMAS, INC.


Date: May 15, 2000                  By:    /s/ Michael L. Campbell
                                    Michael L. Campbell, Chairman, President and
                                    Chief Executive Officer

                                    By:     /s/ Amy Miles
                                    Senior Vice President and
                                    Chief Financial Officer

Exhibit Index


   Item                              Description
-----------        -------------------------------------------------------------

(27)               Financial Data Schedule (for SEC use only).