Form 10-Q
period 2000-06-29
REGAL CINEMAS INC
filed 2000-08-14
CIK 905035

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 29, 2000


                        Commission file number: 333-52943
                                                ---------

                               REGAL CINEMAS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

             Tennessee                                  62-1412720
---------------------------------------     ------------------------------------
   (State or Other Jurisdiction of           (Internal Revenue Service Employer
    Incorporation or Organization)                 Identification Number)

       7132 Commercial Park Drive
             Knoxville, TN                                        37918
--------------------------------------------                 ----------------
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

        Common Stock outstanding - 216,756,461 shares at August 14, 2000

                         PART I -- FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------

                               REGAL CINEMAS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                    (UNAUDITED)        (AUDITED)
                                                       JUNE 29,       DECEMBER 30,
                                                           2000              1999
                                                    -----------       -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                        $    34,319       $    40,604
   Accounts receivable                                    1,705             2,752
   Reimbursable construction advances                     9,870            20,250
   Inventories                                            5,151             5,050
   Prepaid and other current assets                      19,563            18,283
   Assets held for sale                                   9,256             9,670
   Deferred income tax asset                                633               633
                                                    -----------       -----------
         Total current assets                            80,497            97,242

PROPERTY AND EQUIPMENT:
   Land                                                  88,494           113,516
   Buildings and leasehold improvements               1,103,660           999,012
   Equipment                                            484,854           453,751
   Construction in progress                              69,900            75,879
                                                    -----------       -----------
                                                      1,746,908         1,642,158
   Accumulated depreciation and amortization           (218,973)         (185,409)
                                                    -----------       -----------
         Total property and equipment, net            1,527,935         1,456,749
GOODWILL, net of accumulated amortization of
     $26,187 and $20,952, respectively                  379,969           398,567
DEFERRED INCOME TAX ASSET                               113,631            86,075
OTHER ASSETS                                             39,981            41,576
                                                    -----------       -----------
         TOTAL ASSETS                               $ 2,142,013       $ 2,080,209
                                                    ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt             $     7,288       $     6,537
   Accounts payable                                      49,751           101,152
   Accrued expenses                                      75,060            56,701
                                                    -----------       -----------
         Total current liabilities                      132,099           164,390

LONG-TERM DEBT, less current maturities:
   Long-term debt                                     1,789,972         1,679,217
   Capital lease obligations                             18,712            19,722
   Lease financing arrangements                         110,058            74,199
OTHER LIABILITIES                                        31,016            28,521
                                                    -----------       -----------
         TOTAL LIABILITIES                            2,081,857         1,966,049

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Preferred stock, no par: 100,000,000 shares
     authorized, none issued                                 --                --
   Common stock, no par: 500,000,000 shares
     authorized; 216,756,461 and 216,873,501
     shares issued and outstanding at
     June 29, 2000 and December 30, 1999                199,661           199,778
   Loans to shareholders                                 (6,271)           (6,388)
   Retained deficit                                    (133,234)          (79,230)
                                                    -----------       -----------
         TOTAL SHAREHOLDERS' EQUITY                 $    60,156       $   114,160
                                                    -----------       -----------
         TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY                    $ 2,142,013       $ 2,080,209
                                                    ===========       ===========

See accompanying notes to condensed consolidated financial statement.

                               REGAL CINEMAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS OF DOLLARS)

                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                           -------------------------       -------------------------
                                            JUNE 29,         JULY 1,        JUNE 29,         JULY 1,
                                                2000            1999            2000            1999
                                           ---------       ---------       ---------       ---------
REVENUES:
   Admissions                              $ 182,544       $ 175,055       $ 342,775       $ 307,298
   Concessions                                74,488          73,534         140,526         129,143
   Other operating revenue                    11,597          14,121          23,508          24,607
                                           ---------       ---------       ---------       ---------
         Total revenues                      268,629         262,710         506,809         461,048
                                           ---------       ---------       ---------       ---------

OPERATING EXPENSES:
   Film rental and advertising               103,644         105,502         184,566         172,755
   Cost of concessions and other              11,506          11,929          21,860          21,421
   Theatre operating expenses                107,254          93,428         212,531         177,354
   General and administrative                  8,066           8,532          16,335          16,129
   Depreciation and amortization              21,702          21,121          43,358          40,651
   Theatre closing costs                       9,101              --          12,867              --
   Loss (gain) on disposal of
       operating assets                         (240)             --             287              --
   Loss on impairment of fixed assets         10,245              --          14,503              --
                                           ---------       ---------       ---------       ---------
         Total operating expenses            271,278         240,512         506,307         428,310
                                           ---------       ---------       ---------       ---------

OPERATING INCOME (LOSS)                       (2,649)         22,198             502          32,738

OTHER INCOME (LOSS):
   Interest expense                          (42,174)        (33,436)        (82,596)        (63,628)
   Interest income                               248             113             506             316
   Other                                          --              64              --             100
                                           ---------       ---------       ---------       ---------

LOSS BEFORE INCOME TAXES                     (44,575)        (11,061)        (81,588)        (30,474)
BENEFIT FROM INCOME TAXES                     15,157           3,632          27,584          10,405
                                           ---------       ---------       ---------       ---------

NET LOSS                                   $ (29,418)      $  (7,429)      $ (54,004)      $ (20,069)
                                           =========       =========       =========       =========















See accompanying notes to condensed consolidated financial statements.

                               REGAL CINEMAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                      SIX MONTHS ENDED
                                                                 -------------------------
                                                                  JUNE 29,         JULY 1,
                                                                      2000            1999
                                                                 ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                      $ (54,004)      $ (20,069)
     Adjustments to reconcile net loss to net cash provided
       by operating activities:
       Depreciation and amortization                                43,359          40,651
       Loss on impairment of assets                                 14,503              --
       Loss on disposal of operating assets                            287              --
       Theatre closing costs                                        12,867              --
       Deferred income taxes                                       (27,556)             --
       Changes in operating assets and liabilities:
         Accounts receivable                                         1,047           1,916
         Inventories                                                  (101)         (1,493)
         Prepaids and other assets                                     367          (5,542)
         Accounts payable                                          (38,602)        (50,432)
         Accrued expenses and other liabilities                      7,987        (7,154)
                                                                 ---------       ---------
              Net cash used in operating activities                (39,846)        (42,123)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net                                     (99,443)       (218,737)
     Proceeds from sales of fixed assets                            13,917              --
     Net change in reimbursable construction advances               10,380              --
     Investment in goodwill and other assets                            --             (84)
                                                                 ---------       ---------
              Net cash used in investing activities                (75,146)       (218,821)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under long-term debt                               147,000         245,000
     Payments made on long-term debt                               (38,293)         (5,277)
     Exercise of warrants, options and compensation expense             --             600
                                                                 ---------       ---------

              Net cash provided by financing activities            108,707         240,323
                                                                 ---------       ---------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                                 (6,285)        (20,621)

CASH AND CASH EQUIVALENTS, beginning of period                      40,604          20,621
                                                                 ---------       ---------

CASH AND CASH EQUIVALENTS, end of period                         $  34,319       $      --
                                                                 =========       =========






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

         The Company, without audit has prepared the condensed consolidated balance sheet as of June 29, 2000, the condensed consolidated statements of operations for the three and six month periods ended June 29, 2000 and July 1, 1999, and the condensed consolidated statements of cash flows for the six months ended June 29, 2000 and July 1, 1999. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 30, 1999 information has been derived from the audited December 30, 1999 balance sheet of the Company.

         Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

         These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K dated March 29, 2000. The results of operations for the three-month period ended June 29, 2000 are not necessarily indicative of the operating results for the full year.

2        LONG-TERM DEBT

         Long-term debt at June 29, 2000 and December 30, 1999, consists of the following (in thousands):

                                                                                   JUN. 29,          DEC. 30,
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

                                                           REDEMPTION
                               YEAR                             PRICE
                               2003                          104.750%
                               2004                          103.328%
                               2005                          101.219%
                               2006                          101.109%
                               2007 and thereafter           100.000%               200,000           600,000

         Term Loans                                                                 505,000           508,750

         Revolving credit facility                                                  465,000           370,000

         Equipment financing note payable, payable in varying quarterly installments through April 1, 2005, including interest at
         Libor plus 3.25% (9.56% at June 29, 2000), collateralized
         by related equipment                                                        19,750                --

         Capital lease obligations, 11.5% to 14.0%, maturing in
         various installments through 2024                                           20,915            21,311

         Lease financing arrangements, 11.5%, maturing in
         various installments through 2019                                          111,392            74,737

         Other                                                                        3,973             4,877
                                                                                -----------       -----------

                                                                                  1,926,030         1,779,675

         Less current maturities                                                     (7,288)           (6,537)
                                                                                -----------       -----------

         Total long-term obligations                                            $ 1,918,742       $ 1,773,138
                                                                                ===========       ===========


         CREDIT FACILITIES - The Company entered into credit facilities provided by a syndicate of financial institutions. In August 1998, December 1998, and March 1999, such credit facilities were amended. These credit facilities (the "Credit Facilities") now include a $500.0 million Revolving Credit Facility (including the availability of Revolving Loans, Swing Line Loans, and Letters of Credit) and three term loan facilities: Term A, Term B, and Term C (the "Term Loans"). The Company must pay an annual commitment fee ranging from 0.2% to 0.425%, depending on the Company's Total Leverage Ratio, as defined in the Credit Facilities, of the unused portion of the Revolving Credit Facility. The Revolving Credit Facility expires in June 2005. Outstanding borrowings under the Revolving Credit Facility were $465.0 million and $370.0 million as of June 29, 2000 and December 30, 1999, respectively.

         Borrowings under the Term A Loan or the Revolving Credit Facility can be made at the Base Rate plus a margin of 0% to 1%, or the LIBOR Rate, plus .625% to 2.25%, both depending on the Total Leverage Ratio. The Base Rate on revolving loans is the rate established by the Administrative Agent in New York as its base rate for dollars loaned in the United States. The LIBOR Rate is based on the length of loan. The outstanding balance under the Term A Loan was $235.2 million at June 29, 2000 and $237.6 million at December 30, 1999 with $2.4 million due annually through 2004 and the balance due in 2005.

         Borrowings under the Term B Loan can be made at the Base Rate plus a margin of 0.75% to 1.25% or the LIBOR Rate plus 2.0% to 2.5%, both depending on the Total Leverage Ratio. The outstanding balance under the Term B Loan was $137.5 million at June 29, 2000 and December 30, 1999, with the balance due in 2006.

         Borrowings under the Term C Loan can be made at the Base Rate plus a margin of 1.0% to 1.5% or the LIBOR Rate plus 2.25% to 2.75%, both depending on the Total Leverage Ratio. The outstanding balance under the Term C Loan was $132.3 million at June 29, 2000 and $133.7 million at December 30, 1999 with $1.35 million due annually through 2006, and the balance due in 2007.

         The Credit Facilities contain customary covenants and restrictions on the Company's ability to issue additional debt, pay dividends or engage in certain activities and include customary events of default. In addition, the Credit Facilities specify that the Company must meet or exceed defined interest coverage ratios and must not exceed defined leverage ratios. The Company was in compliance with such covenants as of June 29, 2000.

         The Credit Facilities are collateralized by a pledge of the stock of certain of the Company's domestic subsidiaries. The Company's payment obligations under certain of the Credit Facilities are guaranteed by its direct and indirect U.S. subsidiaries.

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

3        INCOME TAXES

         The effective income tax rate for the three-month periods ending June 29, 2000 (34.0%) and July 1, 1999 (32.8%) differs from the statutory income tax rate principally due to non-deductible goodwill amortization and the inclusion of state income taxes.

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

5        LOSS ON IMPAIRMENT OF ASSETS

         ASSET IMPAIRMENT - The Company periodically reviews the carrying value of long-lived assets, including goodwill, for impairment based on expected future cash flows. Such reviews are performed as part of the Company's budgeting process and are performed on an individual theatre level, the lowest level of identifiable cash flows. Factors considered in management's estimate of future theatre cash flows include historical operating results over complete operating cycles, current and anticipated impacts of competitive openings in individual markets, and anticipated sales or dispositions of theatres.

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

                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                       ----------------------     ----------------------
                                       JUNE 29,       JULY 1,     JUNE 29,       JULY 1,
                                           2000          1999         2000          1999
                                       --------      --------     --------      --------
         (IN THOUSANDS)
         Write-down of theatre
            property and equipment      $ 1,022      $     --      $ 1,749      $     --
         Write-off of goodwill            9,223            --       12,754
                                        -------      --------      -------      --------

         Total                          $10,245      $     --      $14,503      $     --
                                        =======      ========      =======      ========

         THEATRE CLOSING AND LOSS ON DISPOSAL COSTS - During 1999, the Company's management team began an extensive analysis of under-performing locations. Consequently, the Company decided to close or relocate a number of theatre locations as well as discontinue plans to build new theatres in certain markets. During the second quarter of 2000, the Company recorded $0.2 million as the net gain on disposal of these locations as well as the write-off of certain costs incurred to develop sites which have now been discontinued. In conjunction with certain closed locations, a reserve for lease termination costs of $6.9 million has also been recorded. This reserve for lease termination costs represents management's best estimate of the potential costs for exiting these leases and are based on analyses of the properties, correspondence with the landlord, exploratory discussions with potential sublessees and individual market conditions.

         The following is the activity in this reserve during 2000:

         Beginning balance                                          $    4,269
         Rent and other termination payments                            (9,744)
         Additional theatre closings                                    13,967
         Revision of prior estimates                                    (1,563)
                                                                    ----------
         Ending balance                                             $    6,929
                                                                    ==========

         Theatre properties owned by the Company which were closed during the second quarter of 2000 and 1999 fiscal year are classified as assets held for sale on the accompanying balance sheets. Such assets are recorded at the estimated net realizable value of the individual locations.

6        CASH FLOW INFORMATION

         (IN THOUSANDS)                                  JUNE 29,     JULY 1,
                                                             2000        1999
                                                         --------     -------
         Supplemental information on cash flows:
         Interest paid                                   $ 82,000     $ 62,361
         Income taxes paid (refunds received), net            246       (4,796)

         NONCASH TRANSACTIONS:

         JUNE 29, 2000:

         Pursuant to EITF 97-10, the Company recorded lease financing arrangements and net assets of $37.6 million.

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

BACKGROUND OF REGAL

The Company has achieved significant growth in theatres and screens since its formation in November of 1989. Since inception through June 29, 2000, the Company has acquired 269 theatres with 2,128 screens (net of subsequently closed locations), developed 153 new theatres with 2,183 screens and added 168 new screens to existing theatres. Theatres developed by the Company typically generate positive theatre level cash flow within the first nine months following commencement of operation and reach a mature level of attendance within one to three years following commencement of operation. Theatre closings have had no significant effect on the operations of the Company, but there can be no assurance made with respect to the impact of future theatre closing on the results of operations of the Company. See the section "Other" below.

RESULTS OF OPERATIONS

The Company's revenues are generated primarily from admissions and concession sales. Additional revenues are generated by electronic video games located adjacent to the lobbies of certain of the Company's theatres, on-screen advertisements, and rebates from concession vendors. Direct theatre costs consist of film rental and advertising costs, costs of concessions and theatre operating expenses. Film rental costs are related to the popularity of a film and the length of time since the film's release and generally decline as a percentage of admission revenues the longer a film has been released. Because certain concession items, such as fountain drinks and popcorn, are purchased in bulk and not pre-packaged for individual servings, the Company is able to improve its margins by negotiating volume discounts. Theatre operating expenses consist primarily of theatre labor and occupancy costs. At June 29, 2000, approximately 13.7% of the Company's employees were paid at the federal minimum wage and, accordingly, the minimum wage largely determines the Company's labor costs for those employees. Future increases in minimum wage requirements or legislation requiring additional employer funding of health care, among other things, may increase theatre operating expenses as a percentage of total revenues.

The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items reflected in the Company's consolidated statements of operations.

                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                            --------------------    --------------------
                                            JUNE 29,     JULY 1,    JUNE 29,     JULY 1,
                                               2000         1999        2000        1999
                                            --------     -------    --------     -------
REVENUES:
   Admissions                                   68.0        66.6        67.6        66.7
   Concessions                                  27.7        28.0        27.7        28.0
   Other operating revenue                       4.3         5.4         4.7         5.3
                                               -----       -----       -----       -----
         Total revenues                        100.0       100.0       100.0       100.0
                                               -----       -----       -----       -----

OPERATING EXPENSES:
   Film rental and advertising                  38.6        40.2        36.4        37.5
   Cost of concessions and other                 4.3         4.5         4.3         4.6
   Theatre operating expenses                   39.9        35.6        41.9        38.5
   General and administrative                    3.0         3.2         3.2         3.5
   Depreciation and amortization                 8.1         8.1         8.6         8.8
   Theatre closing costs                         3.4         0.0         2.5         0.0
   Loss on disposal of operating assets         (0.1)        0.0         0.1         0.0
   Loss on impairment of fixed assets            3.8         0.0         2.9         0.0
                                               -----       -----       -----       -----
         Total operating expenses              101.0        91.6        99.9        92.9
                                               -----       -----       -----       -----

OPERATING INCOME (LOSS)                         (1.0)        8.4         0.1         7.1

OTHER INCOME (LOSS):
   Interest expense                            (15.7)      (12.7)      (16.3)      (13.8)
   Interest income                               0.1         0.1         0.1         0.1
   Other                                         0.0         0.0         0.0         0.0
                                               -----       -----       -----       -----
LOSS BEFORE INCOME TAXES                       (16.6)       (4.2)      (16.1)       (6.6)

BENEFIT FROM INCOME TAXES                        5.6         1.4         5.4         2.2
                                               -----       -----       -----       -----
NET LOSS                                       (11.0)       (2.8)      (10.7)       (4.4)
                                               =====       =====       =====       =====

THREE MONTHS ENDED JUNE 29, 2000 AND JULY 1, 1999

         TOTAL REVENUES - Total revenues for the second quarter of fiscal 2000 increased by 2.3% to $268.6 million from $262.7 million in the comparable 1999 period. This increase was primarily due to increased ticket prices. Box office ticket prices for the second quarter of 2000 averaged $5.35, which was 7.4% higher than the $4.98 average ticket price in the second quarter of 1999. Average concession prices also were higher in the second quarter of 2000 ($2.18) versus the second quarter in 1999 ($2.09). The higher prices per admission increased revenue by $16.2 million which helped offset the effect of lower attendance in the second quarter of 2000 (34.1 million admissions) as compared to the 1999 period (35.1 million admissions). The decline in attendance caused a 2000 period shortfall of $7.7 million as compared to the 1999 period as well as a $2.6 million shortfall of other revenue primarily relating to the Company's entertainment centers.

         DIRECT THEATRE COSTS - Direct theatre costs increased by 5.5% to $222.4 million in the second quarter 2000 from $210.9 million in the second quarter of 1999. Direct theatre costs as a percentage of total revenues increased to 82.8% in the 2000 period from 80.3% in the 1999 period. The increase was primarily attributable to increased occupancy and rent costs resulting from the additional theatre locations opened by the Company in the last twelve months as well as the decline in attendance in the 2000 period as compared to the 1999 period.

         GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses decreased by 5.5% to $8.1 million in the second quarter of 2000 from $8.5 million in the second quarter 1999. As a percentage of total revenues, general and administrative expenses decreased to 3.0% in the 2000 period from 3.2% in the 1999 period.

         DEPRECIATION AND AMORTIZATION - Depreciation and amortization expense increased in the second quarter of 2000 by 2.8% to $21.7 million from $21.1 million in the second quarter of 1999. The slight increase is due to the additional depreciation resulting from the Company's expansion efforts offset by the effects of asset write-offs due to theatre closing and asset impairment.

         OPERATING INCOME (LOSS) - Operating income (loss) for the second quarter 2000 decreased to $(2.7) million from $22.2 million in the second quarter 1999. The decrease is primarily due to theatre closing and impairment charges together totaling $19.1 million.

         INTEREST EXPENSE - Interest expense increased in the second quarter of 2000 to $42.2 million from $33.4 million in the second quarter of 1999. The increase is primarily due to higher average borrowings as well as increased interest rates.

         INCOME TAXES - The benefit from income taxes in the second quarter of 2000 was $15.2 million as compared to $3.6 million in the second quarter of 1999. The effective tax rate was 34.0% in the 2000 period as compared to 32.8% in the 1999 period. Both periods differ from the expected rate due to non-deductible goodwill and the inclusion of state income taxes.

         NET LOSS - The net loss in the second quarter of 2000 was $29.4 million as compared to $7.4 million in the second quarter of 1999. The net loss was 11.0% of total revenues in the second quarter of 2000 as compared to 2.8% of total revenues in the 1999 period.

         IMPAIRMENT AND OTHER DISPOSAL CHARGES - The Company periodically reviews the carrying value of long-lived assets, including goodwill, for impairment based on expected future cash flows. Such reviews are performed as part of the Company's budgeting process and are performed on an individual theatre level, the lowest level of identifiable cash flows. Factors considered in management's estimate of future theatre cash flows include historical operating results over complete operating cycles, current and anticipated impacts of competitive openings in individual markets, and anticipated closings or dispositions of theatres. Management uses the results of this analysis to determine whether impairment has occurred. The resulting impairment loss is measured as the amount by which the carrying value of the assets exceeds fair value which is estimated using discounted cash flows. Discounted cash flows also include estimated proceeds for the sale of owned properties in the instances where management intends to sell the location. This analysis resulted in the recording of a $10.2 million impairment charge during the second quarter of 2000. Additionally, the Company continuously monitors and evaluates the performance of its theatres on a site by site basis. As part of this analysis, the Company targets under-performing locations for closure. During the second quarter of 2000 the Company recorded $0.2 million as the net gain on disposal of certain locations previously identified for closure. In conjunction with certain other locations, a reserve for lease termination costs of $6.9 million has also been recorded. This reserve for lease termination costs represents management's best estimate of the potential costs for exiting these leases and are based on analyses of the properties, correspondence with the landlord, exploratory discussion with potential sublessees and individual market conditions.

SIX MONTHS ENDED JUNE 29, 2000 AND JULY 1, 1999

         TOTAL REVENUES - Total revenues for the six-month period ending June 29, 2000 increased by 9.9% to $506.8 million from $461.0 million in the corresponding period of 1999. This increase was primarily due to increased ticket prices. Box office ticket prices for the six- month period ended June 29, 2000 averaged $5.21, which was 9.2% higher than the $4.77 average ticket price for the same period in 1999. Concession prices also were higher in the six-month period ended June 29, 2000 ($2.14) versus the same period in 1999 ($2.00). The higher prices per admission increased revenue by $36.8 million. Attendance was higher in the six-month period ended June 29, 2000 (70.6 million admissions) as compared to the 1999 period (65.8 million admissions). The increase in attendance yielded a revenue increase of $10.1 million as compared to the 1999 period that was partially offset by a $1.1 million shortfall of other revenue, primarily related to the Company's entertainment centers.

         DIRECT THEATRE COSTS - Direct theatre costs increased by 12.8% to $419.0 million in the six-month period ended June 29, 2000 from $371.5 million in the corresponding period of 1999. Direct theatre costs as a percentage of total revenues increased to 82.6% in the 2000 period from 80.6% in the 1999 period. The increase was primarily attributable to increased occupancy and rent costs resulting from the additional theatre locations opened by the Company in the last twelve months.

         GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses increased by 1.3% to $16.3 million in the six-month period ended June 29, 2000 from $16.1 million in the corresponding period of 1999. As a percentage of total revenues, general and administrative expenses decreased slightly to 3.2% in the 2000 period from 3.5% in the 1999 period.

         DEPRECIATION AND AMORTIZATION - Depreciation and amortization expense increased in the six-month period ended June 29, 2000 by 6.7% to $43.4 million from $40.7 million in the corresponding period of 1999. The increase is due to the additional depreciation resulting from the Company's expansion efforts offset by reduced depreciation and amortization resulting from theatre closing and asset impairment.

         OPERATING INCOME - Operating income for the six-month period ended June 29, 2000 decreased to $0.5 million from $32.7 million in the first half of 1999. The decrease is primarily due to theatre closing and impairment charges together totaling $27.7 million.

         INTEREST EXPENSE - Interest expense increased in the six-month period ended June 29, 2000 to $82.6 million from $63.6 million in the corresponding period of 1999. The increase is primarily due to higher average borrowings as well as increased interest rates.

         INCOME TAXES - The benefit from income taxes in the six-month period ended June 29, 2000 was $27.6 million as compared to $10.4 million in the corresponding period of 1999. The effective tax rate was 33.8% in the 2000 period as compared to 34.1% in the 1999 period. Both periods differ from the expected rate due to non-deductible goodwill and the inclusion of state income taxes.

         NET LOSS - The net loss in the six-month period ended June 29, 2000 was $54.0 million as compared to $20.1 million in the corresponding period of 1999. The net loss was 10.7% of total revenues in the six-month period ended June 29, 2000 as compared to 4.4% of total revenues in the 1999 period.

         IMPAIRMENT AND OTHER DISPOSAL CHARGES - The Company periodically reviews the carrying value of long-lived assets, including goodwill, for impairment based on expected future cash flows. Such reviews are performed as part of the Company's budgeting process and are performed on an individual theatre level, the lowest level of identifiable cash flows. Factors considered in management's estimate of future theatre cash flows include historical operating results over complete operating cycles, current and anticipated impacts of competitive openings in individual markets, and anticipated closings or dispositions of theatres. Management uses the results of this analysis to determine whether impairment has occurred. The resulting impairment loss is measured as the amount by which the carrying value of the assets exceeds fair value which is estimated using discounted cash flows. Discounted cash flows also include estimated proceeds for the sale of owned properties in the instances where management intends to sell the location. This analysis resulted in the recording of a $14.5 million impairment charge during the six-month period ended June 29, 2000. Additionally, the Company continuously monitors and evaluates the performance of its theatres on a site-by-site basis. As part of this analysis, the Company targets under-performing locations for closure. During the six-month period ended June 29, 2000 the Company recorded $0.3 million as the net loss on disposal of certain locations previously identified for closure. In conjunction with certain other locations, a reserve for lease termination costs of $6.9 million has also been recorded. This reserve for lease termination costs represents management's best estimate of the potential costs for exiting these leases and are based on analyses of the properties, correspondence with the landlord, exploratory discussion with potential sublesses and individual market conditions.

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

         The Company's capital requirements have arisen principally in connection with acquisitions of existing theatres, new theatre openings and the addition of screens to existing theatres and have been financed with debt and internally generated cash. The Company's Senior Credit Facilities provide for borrowings of up to $1,005.0 million in the aggregate, consisting of the Revolving Credit Facility, which permits the Company to borrow up to $500.0 million on a revolving basis and $505.0 million, in the aggregate, of term loan borrowings under three separate term loan facilities. As of June 29, 2000, the Company had $31.3 million of capacity available under the Revolving Credit Facility. Under the Senior Credit Facilities the Company is required to comply with certain financial and other covenants. The loans under the Senior Credit Facilities bear interest at either a base rate (referred to as "Base Rate Loans") or adjusted LIBO rate (referred to as "LIBOR Rate Loans") plus, in each case, an applicable margin determined depending upon the Company's Total Leverage Ratio (as defined in the Senior Credit Facilities).

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

         The Regal Merger was financed by an offering of $400.0 million aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2008 (the "Original Notes"), initial borrowings of $375.0 million under the Company's current senior credit facility (as amended, the "Senior Credit Facilities") and $776.9 million in proceeds from the investment of KKR, Hicks Muse, DLJ and management in the Company (the "Equity Investment"). In connection with the Recapitalization, the Company made an offer to purchase (the Tender Offer) all $125.0 million aggregate principal amount of the previously outstanding 8 1/2% Senior Subordinated Notes due October 1, 2007, (the "Old Regal Notes"). In conjunction with the "Tender Offer", the Company also solicited consents to eliminate substantially all of the covenants contained in the indenture relating to the Old Regal Notes. The purchase price paid by the Company for the Old Regal Notes was approximately $139.5 million, including a premium of approximately $14.5 million.

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

         Interest payments on the Regal Notes and the Regal Debentures and interest payments and amortization with respect to the Senior Credit Facilities represent significant liquidity requirements for the Company. The Company had interest expense of approximately $42.2 million for the three-month period ended March 30, 2000.

         As of June 29, 2000, the Company's new build program consists of 9 new theatres with 123 screens for the 2000 fiscal year. As of June 29, 2000, the Company has opened 11 theatres with 168 screens as the balance of the 2000 program is expected to be completed by the end of the Company's fourth quarter. The Company intends to develop 2 new theatres with 26 screens in the 2001 fiscal year. The expected capital commitments to fund the 2000 and 2001 new build program total approximately $220.0 million.

         The Company believes that its capital needs for completion of theatre construction and development for at least the remainder of the Company's fiscal year will be satisfied by available borrowings under its Senior Credit Facilities, available cash, and the proceeds from committed financing transactions.

         In April of 2000, the Company obtained $20.0 million of equipment financing, the proceeds of which were used to repay the Revolving Credit Facility. In addition, the Company has obtained commitments for $45.0 million in sale-leaseback transactions, $20.0 of which has been funded by August 14, 2000. The Company expects to fund the remaining $25.0 million by the end of the Company's fiscal year.

         Based on the current level of operations and anticipated future growth, the Company anticipates that its cash flow from operations, together with borrowings under the Senior Credit Facilities and additional financing should be sufficient to meet its anticipated requirements for working capital, capital expenditure, interest payments and scheduled principal payments for the balance of the Company's fiscal year. The Company is taking additional action to generate liquidity, including the elimination of new theatre development, pursuit of additional real estate and other financings, sales of certain non-strategic assets and markets, and evaluating opportunities to restructure the Company's debt or reduce the principal amount outstanding. The Company's future operating performance and ability to service or refinance the Regal Notes, the Regal Debentures and to extend or refinance the Senior Credit Facilities will be subject to future economic conditions (including a continuation of the current industry downturn) and to financial, business and other factors (including a decline in the expected returns from our new build program or our inability to successfully complete the restructuring described below under "Other") many of which are beyond the Company's control.

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

OTHER

         During the Company's second quarter of fiscal 2000, the Company determined that based on the current landscape of the industry, a restructuring of its asset base will be necessary for the long-term growth of the Company. As part of the restructuring process, the Company is reviewing its asset base on a market by market and theatre by theatre basis. As a result of the asset bases analysis, the Company has targeted a significant number of underperforming and other sites and markets for potential disposal or closure. Management believes that the most prudent long-term strategy for the Company would be to rationalize markets that have excess screen capacity. The Company has engaged restructuring counsel and advisors to assist the Company in rationalizing its property holding and occupancy costs. There can be no assurance that the Company will successfully restructure its asset base or that any such restructuring will enhance the long-term growth of the Company.

         The Company has commenced discussions with its senior bank lenders to seek relief from certain financial covenant obligations as of the end of the Company's third quarter of fiscal 2000. The Company anticipates negotiating with its senior lenders in order to reach an accommodation from such lenders by the end of the Company's third quarter. There can be no assurance the Company will successfully reach an agreement with its senior lenders by the end of the third quarter. Any inability to successfully negotiate with our senior lenders would have a material adverse effect on the operating results of the Company and may result in deferral of debt service and/or capital programs.

INFLATION; ECONOMIC DOWNTURN

         The Company does not believe that inflation has had a material impact on its financial position or results of operations. In times of recession, attendance levels experienced by motion picture exhibitors may be adversely affected. For example, revenues declined for the industry in 1990 and 1991.

NEW ACCOUNTING PRONOUNCEMENTS

         Emerging Issues Task Force (EITF) Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction, is applicable to entities involved on behalf of an owner-lessor with the construction of an asset that will be leased to the lessee when construction of the asset is completed. The consensus reached in Issue No. 97-10 applies to construction projects committed to after May 21, 1998 and to those projects that were committed to on May 21, 1998 if construction did not commence by December 31, 1999. Issue 97-10 has required the Company to be considered the owner (for accounting purposes) of these types of projects during the construction period as well as when construction of the asset is completed. Subsequent to the issuance of Issue 97-10, the Company did not amend the leasing arrangements which were historically recorded as off-balance sheet operating leases as such amendments would have changed the economics of the lease agreements. Management believes a change in the economics of the lease would have been unfavorable to the Company. Therefore, the Company is required to record such leases as lease financing arrangements (capital leases). The application of the provisions of EITF Issue No. 97-10 did not result in the recording of any leases or capital leases in 1998 but did result in the recording of approximately $74.7 million of such leases as capital leases in 1999 and $37.6 million of such leases as capital leases during 2000. The application of the provisions of EITF Issue No. 97-10 did not have a significant effect on the results of operations for 1999 or the first two quarters of 2000.

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

         SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", released in December 1999 provides guidance for applying generally accepted accounting principles to selected revenue recognition issues. The implementation of SAB No. 101 is required no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not expect the application of SAB No. 101 to have a material impact on the Company's consolidated financial statements.

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

RISK FACTORS

         This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in the risk factors (the "Cautionary Statements") as described in the Company's Annual Report on Form 10-K filed March 29, 2000 ("Form 10-K"). All forward-looking statements are qualified in their entirety by the Cautionary Statements.

         In addition to the Cautionary Statements, the reader should refer to Form 10-K for additional guidance relating to the Company's risk factors. As noted in the Company's Form 10-K, the Company has substantial indebtedness, lease commitments and leverage. The Company is also anticipating the funding of certain committed financing transactions as a means of providing liquidity during the remainder of the 2000 fiscal year. While management believes that such transactions will close during the 2000 fiscal year, there can be no guarantee such financings will occur. Also, any inability to successfully negotiate with our senior lenders would have material adverse effect on our operating results and may impair the Company's abilities to service future capital and other long-term commitments.

                                     ITEM 3.
            QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

INTEREST RATE SENSITIVITY

As of June 29, 2000, the Company had entered into interest rate swap agreements ranging from five to seven years for the management of interest rate exposure. As of June 29, 2000, such agreements had effectively converted $270 million of LIBOR floating rate debt to fixed rate obligations with interest rates ranging from 5.32% to 7.32%. Regal continually monitors its position and credit rating of the interest swap counterparty. The fair values of interest rate swap agreements are estimated based on quotes from dealers of these instruments and represent the estimated amounts the Company would expect to (pay) or receive to terminate the agreements. The fair value of the Company's interest rate swap agreements at March 30, 2000 was $12.4 million.

                                     ITEM 6.
                        EXHIBITS AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------------

(a)      Exhibits:

         (27)     Financial Data Schedule (for SEC use only).

(b)      Reports on Form 8-K.

         During the second quarter of fiscal 2000 ended June 29, 2000, the Registrant filed no Current Reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL CINEMAS, INC.

Date: August 14, 2000                  By:   /s/ Michael L. Campbell
                                       Michael L. Campbell, Chairman, President
                                       and Chief Executive Officer

                                       By:   /s/ Amy Miles
                                       Senior Vice President and
                                       Chief Financial Officer

Exhibit Index

    Item                        Description
-----------        ------------------------------------------------------------
(27)               Financial Data Schedule (for SEC use only).