Form 10-Q
period 2000-09-28
REGAL CINEMAS INC
filed 2000-11-13
CIK 905035

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 28, 2000


                        Commission file number: 333-52943



                               REGAL CINEMAS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)



            Tennessee                                       62-1412720
--------------------------------                 -------------------------------
(State or Other Jurisdiction of                     (Internal Revenue Service
 Incorporation or Organization)                  Employer Identification Number)

       7132 Commercial Park Drive
             Knoxville, TN                                    37918
----------------------------------------         -------------------------------
(Address of Principal Executive Offices)                    (Zip code)

        Registrant's Telephone Number, Including Area Code: 865/922-1123

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

       Common Stock outstanding - 216,756,461 shares at November 13, 2000

                         PART I -- FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS.

                               REGAL CINEMAS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)





                                                          (UNAUDITED)       (AUDITED)
                                                          SEPTEMBER 28,    DECEMBER 30,
                                                              2000             1999
                                                           -----------      -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                               $    72,034      $    40,604
   Accounts receivable                                           2,182            2,752
   Reimbursable construction advances                           15,173           20,250
   Inventories                                                   5,318            5,050
   Prepaid and other current assets                             26,881           18,283
   Assets held for sale                                          9,625            9,670
   Deferred income tax asset                                       633              633
                                                           -----------      -----------
         Total current assets                                  131,846           97,242

PROPERTY AND EQUIPMENT:
   Land                                                         76,991          113,516
   Buildings and leasehold improvements                      1,171,762          999,012
   Equipment                                                   478,951          453,751
   Construction in progress                                     27,622           75,879
                                                           -----------      -----------
                                                             1,755,326        1,642,158
   Accumulated depreciation and amortization                  (235,029)        (185,409)
                                                           -----------      -----------
         Total property and equipment, net                   1,520,297        1,456,749
GOODWILL, net of accumulated amortization of
     $28,359 and $20,952, respectively                         370,413          398,567
DEFERRED INCOME TAX ASSET                                       48,101           86,075
OTHER ASSETS                                                    42,079           41,576
                                                           -----------      -----------
         TOTAL ASSETS                                      $ 2,112,736      $ 2,080,209
                                                           ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt, capital lease
       obligations and lease financing arrangements        $     3,970      $     6,537
   Long-term debt callable under covenant provisions         1,019,750               --
   Accounts payable                                             30,244          101,152
   Accrued expenses                                             96,049           56,701
                                                           -----------      -----------
         Total current liabilities                           1,150,013          164,390

LONG-TERM DEBT, less current maturities:
   Long-term debt                                              803,894        1,679,217
   Capital lease obligations                                    18,256           19,722
   Lease financing arrangements                                153,831           74,199
OTHER LIABILITIES                                               39,909           28,521
                                                           -----------      -----------
         TOTAL LIABILITIES                                   2,165,903        1,966,049
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
   Preferred stock, no par: 100,000,000 shares
     authorized, none issued                                        --               --
   Common stock, no par: 500,000,000 shares
     authorized; 216,756,461 and 216,873,501
     shares issued and outstanding at
     September 28, 2000 and December 30, 1999                  199,661          199,778
   Loans to shareholders                                        (6,271)          (6,388)
   Retained deficit                                           (246,557)         (79,230)
                                                           -----------      -----------
         TOTAL SHAREHOLDERS'
            EQUITY (DEFICIT)                               $   (53,167)     $   114,160
                                                           -----------      -----------
         TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY (DEFICIT)                 $ 2,112,736      $ 2,080,209
                                                           ===========      ===========


See accompanying notes to condensed consolidated financial statements.

                               REGAL CINEMAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS OF DOLLARS)

                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                    ----------------------------  ----------------------------
                                    SEPTEMBER 28,  SEPTEMBER 30,  SEPTEMBER 28,  SEPTEMBER 30,
                                        2000           1999           2000           1999
                                      ---------      ---------      ---------      ---------
REVENUES:
   Admissions                         $ 213,789      $ 205,354      $ 556,564      $ 512,652
   Concessions                           85,862         84,139        226,388        213,282
   Other operating revenue               15,938         15,548         39,446         40,155
                                      ---------      ---------      ---------      ---------
         Total revenues                 315,589        305,041        822,398        766,089
                                      ---------      ---------      ---------      ---------

OPERATING EXPENSES:
   Film rental and advertising          118,973        114,669        303,539        287,424
   Cost of concessions and other         14,293         12,175         36,153         30,881
   Theatre operating expenses           117,880        100,631        330,411        280,700
   General and administrative            10,429          8,650         26,764         24,779
   Depreciation and amortization         24,844         22,823         68,202         65,915
   Theatre closing costs                  8,829             --         21,696             --
   Loss on disposal of
       operating assets                     424             --            711             --
   Loss on impairment of assets          26,748             --         41,251             --
                                      ---------      ---------      ---------      ---------
         Total operating expenses       322,420        258,948        828,727        689,699
                                      ---------      ---------      ---------      ---------

OPERATING INCOME (LOSS)                  (6,831)        46,093         (6,329)        76,390

OTHER INCOME (LOSS):
   Interest expense                     (47,199)       (34,114)      (129,795)       (95,301)
   Interest income                          426             89            932            405
   Other                                     --              1             --            101
                                      ---------      ---------      ---------      ---------
INCOME (LOSS) BEFORE
   INCOME TAXES                         (53,604)        12,069       (135,192)       (18,405)
BENEFIT (PROVISION)
 FROM INCOME TAXES                      (59,719)        (6,483)       (32,135)         3,922
                                      ---------      ---------      ---------      ---------

NET INCOME (LOSS)                     $(113,323)     $   5,586      $(167,327)     $ (14,483)
                                      =========      =========      =========      =========



See accompanying notes to condensed consolidated financial statements.

                               REGAL CINEMAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                        NINE MONTHS ENDED
                                                                    ----------------------------
                                                                    SEPTEMBER 28,  SEPTEMBER 30,
                                                                        2000           1999
                                                                      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                           $(167,327)     $ (14,483)
     Adjustments to reconcile net loss to net cash provided
       by operating activities:
       Depreciation and amortization                                     68,202         65,915
       Loss on impairment of assets                                      41,251             --
       Loss on disposal of operating assets                                 711             --
       Theatre closing costs                                             21,696             --
       Deferred income taxes                                             37,974
       Changes in operating assets and liabilities:
         Accounts receivable                                                570             97
         Inventories                                                       (268)          (809)
         Prepaids and other assets                                       (9,053)       (12,674)
         Accounts payable                                               (70,907)        (6,717)
         Accrued expenses and other liabilities                          20,436         30,488
                                                                      ---------      ---------
              Net cash provided by (used in) operating activities       (56,715)        61,817

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net                                         (125,837)      (342,500)
     Proceeds from sales of fixed assets                                 63,266             --
     Net change in reimbursable construction advances                     5,077        (20,000)
     Investment in goodwill and other assets                                 --         (2,688)
                                                                      ---------      ---------
              Net cash used in investing activities                     (57,494)      (365,188)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under long-term debt                                    177,000        290,000
     Payments made on long-term debt                                    (39,964)        (5,498)
     Termination of interest rate swaps                                   8,603             --
     Exercise of warrants, options and compensation expense                  --            172
                                                                      ---------      ---------
              Net cash provided by financing activities                 145,639        284,674
                                                                      ---------      ---------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                      31,430        (18,697)

CASH AND CASH EQUIVALENTS, beginning of period                           40,604         20,621
                                                                      ---------      ---------
CASH AND CASH EQUIVALENTS, end of period                              $  72,034      $   1,924
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

         The film exhibition industry continues to face severe financial challenges due primarily to the rapid building of state of the art theatre complexes which resulted in an unanticipated oversupply of screens. The aggressive new build strategies generated significant competition in once stable markets and rendered many older theatres obsolete more rapidly than anticipated. This effect, together with the fact many of these now obsolete theatres are leased under long-term commitments, produced an oversupply of screens throughout the exhibition industry at a rate much quicker than the industry could effectively handle. This industry overcapacity coupled with declines in national box office attendance has negatively affected the operating results of the Company and many of its competitors. The exhibition industry continues to report severe liquidity concerns, defaults under credit facilities, renegotiations of financial covenants, as well as several recently announced bankruptcy filings.

         These industry dynamics have severely affected the Company, which continues to experience deteriorating operating results. Additionally, because the Company has funded expansion efforts over the past several years primarily from borrowings under its credit facilities, the Company's leverage has grown significantly over this time. Consequently, the Company is currently in default of certain financial covenants contained in its senior credit facilities and its equipment financing term note. Accordingly, each of these lenders has the right to accelerate the maturity of all of its outstanding indebtedness, which together totals approximately $1.02 billion. The Company does not have the ability to fund the accelerated maturity of this indebtedness.

         The Company has engaged financial advisers and is currently evaluating a longer-term financial plan to address various restructuring alternatives and liquidity requirements. The financial plan will provide for the closure of under-performing theatre sites, potential sales of non-strategic assets and a potential restructuring, recapitalization or a bankruptcy reorganization of the Company. In light of the Company's current financial condition, doubt exists about the Company's ability to continue operating under its existing capital structure.

         These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that may result from the outcome of these uncertainties, except as disclosed in Note 2 with regard to long-term debt.

         The Company, without audit has prepared the condensed consolidated balance sheet as of September 28, 2000, the condensed consolidated statements of operations for the three and nine month periods ended September 28, 2000 and September 30, 1999, and the condensed consolidated statements of cash flows for the nine months ended September 28, 2000 and September 30, 1999. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 30, 1999 information has been derived from the audited December 30, 1999 consolidated balance sheet of the Company.

         Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

         These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K dated March 29, 2000. The results of operations for the three and nine month periods ended September 28, 2000 are not necessarily indicative of the operating results for the full year.

2        LONG-TERM DEBT

         Long-term debt at September 28, 2000 and December 30, 1999, consists of the following (in thousands):

                                                                                 SEPT. 28,       DEC. 30,
         (IN THOUSANDS)                                                             2000           1999
         $ 600,000 of the Company's senior subordinated notes due June 1, 2008, with interest payable semiannually at 9.5%. Notes are redeemable, in whole or in part, at the option of the Company at any time on or after
         June 1, 2003, at the redemption prices (expressed as percentages of the principal amount thereof) set forth below together with accrued and unpaid interest to the redemption date, if redeemed during the 12 month period beginning on June 1 of the years indicated:

                                                                    REDEMPTION
                                         YEAR                          PRICE
                                         2003                         104.750%
                                         2004                         103.167%
                                         2005                         101.583%
                                         2006 and thereafter          100.000%   $   600,000    $   600,000

         $ 200,000 of the Company's senior subordinated debentures due December
         15, 2010, with interest payable semiannually at 8.875%. Debentures are redeemable, in whole or in part, at the option of the Company at any time on or after December 15, 2003, at the redemption prices (expressed as percentages of the principal amount thereof) set forth below together with accrued and unpaid interest to the redemption date, if redeemed during the 12 month period beginning on December 15 of the years indicated:

                                                                    REDEMPTION
                                         YEAR                          PRICE
                                         2003                         104.750%
                                         2004                         103.328%
                                         2005                         101.219%
                                         2006                         101.109%
                                         2007 and thereafter          100.000%       200,000        200,000

         Term Loans                                                                  505,000        508,750

         Revolving credit facility                                                   495,000        370,000

         Equipment financing note payable, payable in varying quarterly               19,750             --
         installments through April 1, 2005, including interest at LIBOR plus
         3.25% (10.10% at September 28, 2000), collateralized by related equipment

         Capital lease obligations, 11.5% to 14.0%, maturing in various
         installments through 2024                                                    20,463         21,311

         Lease financing arrangements, 11.5%, maturing in
         various installments through 2019                                           155,594         74,737

         Other                                                                         3,894          4,877
                                                                                 -----------    -----------
                                                                                   1,999,701      1,779,675
         Less current maturities                                                      (3,970)        (6,537)
         Less potentially callable debt classified as current                     (1,019,750)            --
                                                                                 -----------    -----------
         Total long-term obligations                                             $   975,981    $ 1,773,138
                                                                                 ===========    ===========

         CREDIT FACILITIES - The Company entered into credit facilities provided by a syndicate of financial institutions. In August 1998, December 1998, and March 1999, such credit facilities were amended. These credit facilities (the "Credit Facilities") now include a $500.0 million Revolving Credit Facility (including the availability of Revolving Loans, Swing Line Loans, and Letters of Credit) and three term loan facilities: Term A, Term B, and Term C (the "Term Loans"). The Company must pay an annual commitment fee ranging from 0.2% to 0.425%, depending on the Company's Total Leverage Ratio, as defined in the Credit Facilities, of the unused portion of the Revolving Credit Facility. The Revolving Credit Facility expires in June 2005. Outstanding borrowings under the Revolving Credit Facility were $495.0 million and $370.0 million as of September 28, 2000 and December 30, 1999, respectively.

         Borrowings under the Term A Loan or the Revolving Credit Facility can be made at the Base Rate plus a margin of 0% to 1%, or the LIBOR Rate, plus .625% to 2.25%, both depending on the Total Leverage Ratio. The Base Rate on revolving loans is the rate established by the Administrative Agent in New York as its base rate for dollars loaned in the United States. The LIBOR Rate is based on the length of loan. The outstanding balance under the Term A Loan was $235.2 million at September 28, 2000 and $237.6 million at December 30, 1999 with $2.4 million due annually through 2004 and the balance due in 2005.

         Borrowings under the Term B Loan can be made at the Base Rate plus a margin of 0.75% to 1.25% or the LIBOR Rate plus 2.0% to 2.5%, both depending on the Total Leverage Ratio. The outstanding balance under the Term B Loan was $137.5 million at September 28, 2000 and December 30, 1999, with the balance due in 2006.

         Borrowings under the Term C Loan can be made at the Base Rate plus a margin of 1.0% to 1.5% or the LIBOR Rate plus 2.25% to 2.75%, both depending on the Total Leverage Ratio. The outstanding balance under the Term C Loan was $132.3 million at September 28, 2000 and $133.7 million at December 30, 1999 with $1.35 million due annually through 2006, and the balance due in 2007.

         A pledge of the stock of the Company's domestic subsidiaries collateralizes the Credit Facilities. The Company's direct and indirect U.S. subsidiaries guarantee payment obligations under certain of the Credit Facilities.

         The Credit Facilities contain customary covenants and restrictions on the Company's ability to issue additional debt, pay dividends or engage in certain activities and include customary events of default. In addition, the Credit Facilities specify that the Company must meet or exceed defined fixed charge coverage ratios and must not exceed defined leverage ratios.

         The Company is currently in technical default of certain financial covenants contained in the Credit Facilities. The Company is also in default of certain covenants contained in the equipment financing term note agreement ("Equipment Financing"). Therefore, each of the lenders has the ability to accelerate the maturity dates of the indebtedness, which together totals approximately $1.02 billion. The Company does not have the ability to fund the accelerated maturity of this indebtedness. Accordingly, the Company has classified the Credit Facilities and Equipment Financing as current liabilities in the accompanying balance sheet as of September 28, 2000.

         The Company has $600 million and $200 million of senior subordinated notes due June 1, 2008 and December 15, 2010, respectively. A technical covenant default under the Credit Facilities provides the bank syndicate the right to block any and all payments to the holders of the subordinated notes. Additionally, if the bank group exercised its option to accelerate the maturity of the indebtedness under the Company's Credit Facilities, the trustee of the senior subordinated notes would have the right to accelerate the maturity of the indebtedness under the senior subordinated notes indentures.

         LEASE FINANCING ARRANGEMENTS - The Emerging Issues Task Force (EITF) released in fiscal 1998, Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction. Issue No. 97-10 is applicable to entities involved on behalf of an owner-lessor with the construction of an asset that will be leased to the lessee when construction of the asset is completed. Issue No. 97-10 requires the Company be considered the owner (for accounting purposes) of these types of projects during the construction period as well as when the construction of the asset is completed. Therefore, the Company has recorded such leases as lease financing arrangements on the accompanying balance sheet. As Issue 97-10 applies to construction projects committed to after May 21, 1998, the Company will report a majority of the Company's construction projects for leased theatre sites in the 2000 fiscal year as on balance sheet financing.

         INTEREST RATE SWAPS - In September 1998, the Company entered into interest rate swap agreements for five year terms to hedge a portion of the Credit Facilities variable interest rate risk. On September 22, 2000, the Company monetized the value of all of these contracts for approximately $8.6 million. As the Company had accounted for these swaps as interest rate hedges, the gain realized from the sale has been deferred and will be amortized as a credit to interest expense over the remaining original term of these swaps (through September 2003). The current portion of this gain is included in accrued expenses and the long-term portion in other liabilities.

3        INCOME TAXES

         The Company periodically evaluates its deferred tax asset to determine the need for any valuation allowance that may be appropriate in light of the Company's projections for taxable income and the expiration dates of the Company's net operating loss carryforwards. Based on the results of its third quarter evaluation, the Company has recorded a $78.1 million valuation allowance to reflect the determination that a portion of the deferred tax asset may not be realized. The establishment of this valuation allowance is included in the income tax provision for the three and nine months ended September 28, 2000. The Company will continue to review this valuation allowance on a periodic basis and make adjustments as appropriate. The Company did not record a valuation allowance in the prior year.

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

         Management uses the results of this analysis to determine whether impairment has occurred. The Company measures the resulting impairment loss as the amount by which the carrying value of the asset exceeds fair value, which is estimated using discounted cash flows. Discounted cash flows also include estimated proceeds for the sale of owned properties in the instances where management intends to sell the location. This analysis has resulted in the following impairment losses being recognized:

                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                         -----------------------------   ------------------------------
                                         SEPTEMBER 28,   SEPTEMBER 30,   SEPTEMBER 28,    SEPTEMBER 30,
                                             2000            1999            2000             1999
                                           --------        --------         -------         --------
         (IN THOUSANDS)
         Write-down of theatre
            property and equipment         $ 20,100        $     --         $21,849         $     --
         Write-off of goodwill                6,648              --          19,402               --
                                           --------        --------         -------         --------
         Total                             $ 26,748        $     --         $41,251         $     --
                                           ========        ========         =======         ========

         THEATRE CLOSING AND LOSS ON DISPOSAL COSTS - The Company's management team continually evaluates the status of the Company's under-performing locations. During the third quarter of 2000, the Company recorded $0.4 million as the net loss on disposal of these locations as well as the write-off of certain costs incurred to develop sites, where the Company has discontinued development. In conjunction with certain closed locations, the Company has a reserve for lease termination costs of $9.6 million at September 28, 2000. This reserve for lease termination costs represents management's best estimate of the potential costs for exiting these leases and are based on analyses of the properties, correspondence with the landlord, exploratory discussions with potential sublessees and individual market conditions.

         The following is the activity in this reserve during 2000:

         (IN THOUSANDS)

                                                             SEPTEMBER 28,
                                                                  2000
                                                                --------
         Beginning balance                                      $  4,269
         Rent and other termination payments                     (11,995)
         Additional theatre closings                              18,935
         Revision in prior estimates                              (1,563)
                                                                --------
         Ending balance                                         $  9,646
                                                                ========

         Theatre properties owned by the Company, that were closed during the third quarter of 2000 and 1999 fiscal year, are classified as assets held for sale on the accompanying balance sheets. Such assets are recorded at the estimated net realizable value of the individual locations.

6        CASH FLOW INFORMATION

         (IN THOUSANDS)                                 SEPTEMBER 28,     SEPTEMBER 30,
                                                             2000             1999
                                                           --------         --------
         Supplemental information on cash flows:
         Interest paid                                     $108,118         $ 77,805
         Income taxes paid (refunds received), net              214           (4,815)

         NONCASH TRANSACTIONS:

         SEPTEMBER 28, 2000:

         Pursuant to EITF 97-10, the Company recorded lease financing arrangements and net assets of $83.0 million.

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

RESULTS OF OPERATIONS

The Company's revenues are generated primarily from admissions and concession sales. Additional revenues are generated by electronic video games located adjacent to the lobbies of certain of the Company's theatres and by on-screen advertisements, and rebates from concession vendors. Direct theatre costs consist of film rental and advertising costs, costs of concessions and theatre operating expenses. Film rental costs are related to the popularity of a film and the length of time since the film's release and generally decline as a percentage of admission revenues the longer a film has been released. Because certain concession items, such as fountain drinks and popcorn, are purchased in bulk and not pre-packaged for individual servings, the Company is able to improve its margins by negotiating volume discounts. Theatre operating expenses consist primarily of theatre labor and occupancy costs. At September 28, 2000, approximately 10.0% of the Company's employees were paid at the federal minimum wage and, accordingly, the minimum wage largely determines the Company's labor costs for those employees. Future increases in minimum wage requirements or legislation requiring additional employer funding of health care, among other things, may increase theatre operating expenses as a percentage of total revenues.

The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items reflected in the Company's consolidated statements of operations.

                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                            ------------------------------  -----------------------------
                                            SEPTEMBER 28,    SEPTEMBER 30,  SEPTEMBER 28,   SEPTEMBER 30,
                                                 2000            1999            2000            1999
                                                ------          ------          ------          ------
REVENUES:
   Admissions                                     67.7            67.3            67.7            66.9
   Concessions                                    27.2            27.6            27.5            27.8
   Other operating revenue                         5.1             5.1             4.8             5.3
                                                ------          ------          ------          ------
         Total revenues                          100.0           100.0           100.0           100.0
                                                ------          ------          ------          ------

OPERATING EXPENSES:
   Film rental and advertising                    37.7            37.6            36.9            37.5
   Cost of concessions and other                   4.5             4.0             4.4             4.0
   Theatre operating expenses                     37.4            33.0            40.2            36.6
   General and administrative                      3.3             2.8             3.3             3.2
   Depreciation and amortization                   7.9             7.5             8.3             8.6
   Theatre closing costs                           2.8              --             2.6              --
   Loss on disposal of operating assets            0.1              --             0.1              --
   Loss on impairment of fixed assets              8.5              --             5.0              --
                                                ------          ------          ------          ------
         Total operating expenses                102.2            84.9           100.8            89.9
                                                ------          ------          ------          ------
OPERATING INCOME (LOSS)                           (2.2)           15.1            (0.8)           10.1

OTHER INCOME (LOSS):
   Interest expense                              (15.0)          (11.2)          (15.8)          (12.4)
   Interest income                                 0.2              --             0.2              --
   Other                                            --              --              --              --
                                                ------          ------          ------          ------
INCOME (LOSS) BEFORE
   INCOME TAXES                                  (17.0)            3.9           (16.4)           (2.3)

BENEFIT (PROVISION)
  FROM INCOME TAXES                              (18.9)           (2.1)           (3.9)            0.5
                                                ------          ------          ------          ------
NET INCOME (LOSS)                                (35.9)            1.8           (20.3)           (1.8)
                                                ======          ======          ======          ======

THREE MONTHS ENDED SEPTEMBER 28, 2000 AND SEPTEMBER 30, 1999

         TOTAL REVENUES - Total revenues for the third quarter of fiscal 2000 increased by 3.5% to $315.6 million from $305.0 million in the comparable 1999 period. This increase was primarily due to increased ticket prices. Box office ticket prices for the third quarter of 2000 averaged $5.50, which was 10.0% higher than the $5.00 average ticket price in the third quarter of 1999. Average concession prices also were higher in the third quarter of 2000 ($2.21) versus the third quarter in 1999 ($2.04). The higher prices per admission increased revenue by $27.3 million which offset the effect of lower attendance in the third quarter of 2000 (38.9 million admissions) as compared to the 1999 period (41.1 million admissions) which produced a revenue shortfall of $16.8 million.

         DIRECT THEATRE COSTS - Direct theatre costs increased by 10.4% to $251.1 million in the third quarter 2000 from $227.5 million in the third quarter of 1999. Direct theatre costs as a percentage of total revenues increased to 79.6% in the 2000 period from 74.6% in the 1999 period. The increase was primarily attributable to increased film costs ($4.7 million), occupancy ($3.6 million), rent costs ($7.6 million), and other operating costs ($5.1 million). The increases primarily resulted from the additional theatre locations opened by the Company in the last twelve months as well as the decline in attendance in the 2000 period as compared to the 1999 period.

         GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses increased by 20.6% to $10.4 million in the third quarter of 2000 from $8.7 million in the third quarter 1999. As a percentage of total revenues, general and administrative expenses increased to 3.3% in the 2000 period from 2.8% in the 1999 period. The increase was due to approximately $2.0 million in additional legal and professional fees relating to the Company's restructuring efforts.

         DEPRECIATION AND AMORTIZATION - Depreciation and amortization expense increased in the third quarter of 2000 by 8.9% to $24.8 million from $22.8 million in the third quarter of 1999. The increase is due to the additional depreciation resulting from the Company's expansion efforts offset by the effects of asset write-offs due to theatre closing and asset impairment.

         OPERATING INCOME (LOSS) - Operating income (loss) for the third quarter 2000 decreased to $(6.8) million from $46.1 million in the third quarter 1999. The decrease is primarily due to theatre closing and impairment charges together totaling $35.6 million.

         INTEREST EXPENSE - Interest expense in the third quarter of 2000 was $47.2 million up from $34.1 million in the third quarter of 1999. The increase is primarily due to higher average borrowings as well as increased interest rates.

         INCOME TAXES - The provision from income taxes in the third quarter of 2000 was $59.7 million as compared to $6.5 million in the third quarter of 1999. The increase is primarily due to the establishment of a valuation allowance for a portion of the Company's deferred tax assets.

         NET INCOME (LOSS) - The net loss in the third quarter of 2000 was $113.3 million as compared to net income of $5.6 million in the third quarter of 1999.

         IMPAIRMENT AND OTHER DISPOSAL CHARGES - The Company periodically reviews the carrying value of long-lived assets, including goodwill, for impairment based on expected future cash flows. Such reviews are performed as part of the Company's budgeting process and are performed on an individual theatre level, the lowest level of identifiable cash flows. Factors considered in management's estimate of future theatre cash flows include historical operating results over complete operating cycles, current and anticipated impacts of competitive openings in individual markets, and anticipated closings or dispositions of theatres. Management uses the results of this analysis to determine whether impairment has occurred. The resulting impairment loss is measured as the amount by which the carrying value of the assets exceeds fair value that is estimated using discounted cash flows. Discounted cash flows also include estimated proceeds for the sale of owned properties in the instances where management intends to sell the location. This analysis resulted in the recording of a $26.7 million impairment charge during the third quarter of 2000. Additionally, the Company continuously monitors and evaluates the performance of its theatres on a site-by-site basis. As part of this analysis, the Company targets under-performing locations for closure. During the third quarter of 2000, the Company recorded $0.4 million as the net loss on disposal of certain of these locations. In conjunction with certain closed locations, the Company recorded an expense for theatre closing costs of $8.8 million, including lease termination costs. The reserve for lease termination costs at September 28, 2000 of $9.6 million represents management's best estimate of the potential costs for exiting these leases and are based on analyses of the properties, correspondence with the landlord, exploratory discussion with potential sublessees and individual market conditions.

NINE MONTHS ENDED SEPTEMBER 28, 2000 AND SEPTEMBER 30, 1999

          TOTAL REVENUES - Total revenues for the nine-month period ending September 28, 2000 increased by 7.4% to $822.4 million from $766.1 million in the comparable period in 1999. This increase was primarily due to increased ticket prices. Box office ticket prices for the nine-month period ending September 28, 2000 averaged $5.32, which was 9.5% higher than the $4.86 average ticket price for the same period in 1999. Concession prices also were higher in the first nine months of 2000 ($2.16) versus the same period in 1999 ($2.02). The higher prices per admission increased revenue by $63.4 million. The increased per admission revenue was partially offset by lower attendance in the first nine months of 2000 (104.7 million admissions) as compared to the 1999 period (105.5 million admissions). This decrease in attendance yielded a revenue decrease of $6.0 million as compared to the 1999 period. There was also a $1.1 million shortfall of other revenue from primarily the Company's entertainment centers.

         DIRECT THEATRE COSTS - Direct theatre costs increased by 11.9% to $670.1 million in the nine-month period ending September 28, 2000 from $599.0 million in the corresponding period in 1999. Direct theatre costs as a percentage of total revenues increased to 81.5% in the 2000 period from 78.2% in the 1999 period. The increase was primarily attributable to increased occupancy and rent costs resulting from the additional theatre locations opened by the Company in the last twelve months.

         GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses increased 8.0% to $26.7 million nine-month period ending September 28, 2000 from $24.8 million in the first nine months of 1999. As a percentage of total revenues, general and administrative expenses were 3.3% in the 2000 period and 3.2% in the 1999 period. The increase was due to approximately $2.0 million in additional legal and professional fees relating to the Company's restructuring efforts.

         DEPRECIATION AND AMORTIZATION - Depreciation and amortization expense increased nine-month period ending September 28, 2000 by 3.5% to $68.2 million from $65.9 million in the corresponding period of 1999. The increase is due to the additional depreciation resulting from the Company's expansion efforts offset by reduced depreciation and amortization resulting from theatre closing and asset impairment.

         OPERATING INCOME (LOSS) - Operating loss for the nine-month period ending September 28, 2000 was $6.3 million as compared to operating income of $76.4 million in the corresponding period in 1999. The decrease is primarily due to theatre closing and impairment charges together totaling $62.9 million.

         INTEREST EXPENSE - Interest expense increased during nine-month period ending September 28, 2000 to $129.8 million from $95.3 million in the corresponding period of 1999. The increase is primarily due to higher average borrowings as well as increased interest rates.

         INCOME TAXES - The provision from income taxes during the nine-month period ending September 28, 2000 was $32.1 million as compared to a $3.9 million benefit for the same period in 1999. The increase is due primarily to the establishment of a valuation allowance for a portion of the Company's deferred tax assets.

         NET LOSS - The net loss for the nine-month period ending September 28, 2000 was $167.3 million as compared to $14.5 million for the first nine months of 1999.

         IMPAIRMENT AND OTHER DISPOSAL CHARGES - The Company periodically reviews the carrying value of long-lived assets, including goodwill, for impairment based on expected future cash flows. Such reviews are performed as part of the Company's budgeting process and are performed on an individual theatre level, the lowest level of identifiable cash flows. Factors considered in management's estimate of future theatre cash flows include historical operating results over complete operating cycles, current and anticipated impacts of competitive openings in individual markets, and anticipated closings or dispositions of theatres. Management uses the results of this analysis to determine whether impairment has occurred. The resulting impairment loss is measured as the amount by which the carrying value of the assets exceeds fair value that is estimated using discounted cash flows. Discounted cash flows also include estimated proceeds for the sale of owned properties in the instances where management intends to sell the location. This analysis resulted in the recording of a $41.3 million impairment charge during the first nine months of 2000. Additionally, the Company continuously monitors and evaluates the performance of its theatres on a site by site basis. As part of this analysis, the Company targets under-performing locations for closure. During the first nine months of 2000, the Company recorded $0.7 million as the net loss on disposal of certain of these locations. In conjunction with certain closed locations, the Company recorded an expense for theatre closing costs of $21.7 million, including lease termination costs. The reserve for lease termination costs at September 28, 2000 of $9.6 million represents management's best estimate of the potential costs for exiting these leases and are based on analyses of the properties, correspondence with the landlord, exploratory discussion with potential sublesses and individual market conditions.

LIQUIDITY AND CAPITAL RESOURCES

         The Company derives substantially all its revenues from admission revenues and concession sales, and ancillary revenues.

         The Company's capital requirements have historically arisen principally due to new theatre openings, acquisitions of existing theatres, and the addition of screens to existing theatres. The Company financed these capital requirements with debt and to a lesser extent, internally generated cash. The Company's Senior Credit Facilities provided for borrowings of up to $1,005.0 million in the aggregate, consisting of the Revolving Credit Facility, which permits the Company to borrow up to $500.0 million on a revolving basis and $505.0 million, in the aggregate, of term loan borrowings under three separate term loan facilities. As of September 28, 2000, the Company did not have the ability to borrow additional amounts under these facilities. Under the Senior Credit Facilities, the Company is required to comply with certain financial and other covenants. The Company is currently in technical default of certain of these financial covenants. The loans under the Senior Credit Facilities bear interest at either a base rate (referred to as "Base Rate Loans") or adjusted LIBO rate (referred to as "LIBO Rate Loans") plus, in each case, an applicable margin determined depending upon the Company's Total Leverage Ratio (as defined in the Senior Credit Facilities). Because of the Company's non-compliance with its Senior Credit Facilities, the Company's outstanding LIBO Rate Loans will convert to Base Rate Loans as they mature.

         On May 27, 1998, an affiliate of Kohlberg Kravis Roberts & Co. L.P. ("KKR) and an affiliate of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") merged with and into the Company (the "Regal Merger"), with the Company continuing as the surviving corporation. The consummation of the Regal Merger resulted in a recapitalization ("Recapitalization") of the Company. In the Recapitalization, the Company's existing holders of common stock received cash for their shares of common stock, and KKR, Hicks Muse, DLJ Merchant Banking Partners II, L.P. ("DLJ") and certain members of the Company's management acquired the Company. In addition, in connection with the Recapitalization, the Company canceled options and repurchased warrants held by certain directors, management and employees of the Company (the

"Option/Warrant Redemption"). The aggregate purchase price paid to effect the Regal Merger and the Option/Warrant Redemption was approximately $1.2 billion.

         The Regal Merger was financed by an offering of $400.0 million aggregate principal amount of 9 1/2 % Senior Subordinated Notes due 2008 (the "Original Notes"), initial borrowings of $375.0 million under the Company's current senior credit facility (as amended, the "Senior Credit Facilities") and $776.9 million in proceeds from the investment of KKR, Hicks Muse, DLJ and management in the Company (the "Equity Investment"). In connection with the Recapitalization, the Company made an offer to purchase (the "Tender Offer") all $125.0 million aggregate principal amount of the previously outstanding 8 1/2 % Senior Subordinated Notes due October 1, 2007, (the "Old Regal Notes"). In conjunction with the Tender Offer, the Company also solicited consents to eliminate substantially all of the covenants contained in the indenture relating to the Old Regal Notes. The purchase price paid by the Company for the Old Regal Notes was approximately $139.5 million, including a premium of approximately $14.5 million.

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

         On August 26, 1998, the Company acquired Act III Theatres, Inc. ("Act III"). In the Act III merger, Act III became a wholly owned subsidiary of the Company and each share of Act III's outstanding common stock was converted into a right to receive one share of the Company's common stock. In connection with the Act III merger, the Company amended its Senior Credit Facilities and borrowed $383.3 million thereunder to repay Act III's then existing bank borrowings and two senior subordinated promissory notes, each in the principal aggregate amount of $75.0, which were owned by KKR and Hicks Muse.

         On November 10, 1998, the Company issued $200.0 million aggregate principal amount of 8 7/8% Senior Subordinate Notes due 2008 (the "Tack-On Note") under the same indenture governing the Original Notes. The proceeds of the Tack-On Note were used to repay and retire portions of the Senior Credit Facilities.

         On December 16, 1998, the Company issued an additional $200.0 million aggregate principal amount of 9 1/2 % Senior Subordinated Debentures due 2010 (the "Regal Debentures"). The proceeds of the offering of the Regal Debentures were used to repay all of the then outstanding indebtedness under the Revolving Credit Facility and the excess was used for working capital purposes.

         In April of 2000, the Company obtained $20.0 million of equipment financing. The Company used the proceeds to repay the Revolving Credit Facility. In addition, the Company closed $45.2 million of sale-leaseback financing during its second and third quarters of 2000.

         Interest payments on the Regal Notes and the Regal Debentures and interest payments and amortization with respect to the Senior Credit Facilities represent significant liquidity requirements for the Company. The Company had interest expense of approximately $47.2 million for the three-month period ended September 28, 2000. Due to the Company's non-compliance with its Senior Credit Facilities, the lenders under the Senior Credit Facilities have the right under the indenture governing the Regal Notes and Regal Debentures to prevent the Company from making any and all payments under the Regal Notes and Regal Debentures. Accordingly, no assurance can be made as to whether the Company will be able to pay interest on the Regal Notes and Regal Debentures when such interest payments are due.

         As of September 28, 2000, the Company's new build program consists of 17 new theatres with 252 screens for the 2000 fiscal year. As of September 28, 2000, the Company has opened 15 theatres with 228 screens. The balance of the 2000 program is expected to be completed by the end of the Company's fourth quarter and will be funded with available cash. The 2001 capital program consists of 3 new theatres with 44 screens. However, absent additional sources of capital the Company's current liquidity concerns severely impact our ability to execute the 2001 capital program.

         The Regal Notes, Regal Debentures and Senior Credit Facilities impose certain restrictions on the Company's ability to make capital expenditures and limit the Company's ability to incur additional indebtedness. Such restrictions could limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities. The covenants contained in the Senior Credit Facilities and/or the indentures governing the Regal Notes and the Regal Debentures also, among other things, limit the ability of the Company to dispose of assets, repay indebtedness or amend other debt instruments, pay distributions, enter into sale and leaseback transactions, make loans or advances and make acquisitions. Currently, under the terms of the indentures governing the Regal Notes and Regal Debentures, the Company is prohibited from incurring additional indebtedness (as defined in such indentures).

         The Company currently is in technical default of certain financial covenants contained in the Senior Credit Facilities and Equipment Financing (as discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements). The Company reclassified all debt outstanding under the Credit Facilities and Equipment Financing from long-term debt to current debt on the Company's financial statements because of the covenant non-compliance. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

         As of September 28, 2000, the Company has adequate liquidity to fund all of its outstanding obligations through the remainder of the 2000 fiscal year from its available cash, excluding the long-term debt callable under covenant provisions. However, absent additional sources of capital the Company's current liquidity constraints severely impact the Company's ability to fund existing liabilities over the next 12 month period.

OTHER

         The film exhibition industry continues to face severe financial challenges due primarily to the rapid building of state of the art theatre complexes which resulted in an unanticipated oversupply of screens. The aggressive new build strategies generated significant competition in once stable markets and rendered many older theatres obsolete more rapidly than anticipated. This effect, together with the fact that many of these now obsolete theatres are leased under long-term commitments, produced an oversupply of screens throughout the exhibition industry at a rate much quicker than the industry could effectively handle. The industry overcapacity coupled with declines in national box office attendance has negatively impacted the operating results of the Company and many of its competitors. Domestic attendance levels have not increased on a level with the unprecedented growth in domestic screens. Box office and concession revenues have increased due to increased prices; however, higher occupancy costs due to higher average number of screens per location have partially offset the beneficial effect of the higher prices. In addition, film costs to movie studios have increased due to shorter run times caused by the oversupply of screens compared to the flat level of released films. The cannibalization of older theatres, combined with the under-performance of many new theatres have put pressure on industry-wide operating results, operating margins, and certain covenant requirements under bank facilities. The exhibition industry continues to report severe liquidity concerns, defaults under credit facilities, renegotiations of financial covenants, as well as several recently announced bankruptcy filings.

         These industry dynamics have severely effected the Company, which continues to experience deteriorating operating results. Additionally, because the Company funded expansion efforts over the past several years primarily from borrowings under its credit facilities, the Company's leverage has grown significantly over this time. Consequently, the Company is currently in default of certain financial covenants contained in its senior credit facilities and its equipment financing term note. Accordingly, each of these lenders has the right to accelerate the maturity of all of its outstanding indebtedness, which together totals approximately $1.02 billion. The Company does not have the ability to fund the accelerated maturity of this indebtedness.

         The Company has engaged financial advisers and is currently evaluating a longer-term financial plan to address various restructuring alternatives and liquidity requirements. The potential financial plan will provide for the closure of under-performing theatre sites, potential sales of non-strategic assets and a potential restructuring, recapitalization or a bankruptcy reorganization of the Company. In light of the Company's current financial condition, doubt exists about the Company's ability to continue operating under its existing capital structure.

         The Company anticipates it will incur significant legal and professional fees and other restructuring costs due to the ongoing restructuring of its business operations throughout the remainder of 2000 and during 2001.

INFLATION; ECONOMIC DOWNTURN

         The Company does not believe that inflation has had a material impact on its financial position or results of operations. In times of recession, attendance levels experienced by motion picture exhibitors may be adversely affected. For example, revenues declined for the industry in 1990 and 1991.

NEW ACCOUNTING PRONOUNCEMENTS

         Emerging Issues Task Force (EITF) Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction, is applicable to entities involved on behalf of an owner-lessor with the construction of an asset that will be leased to the lessee when construction of the asset is completed. The consensus reached in Issue No. 97-10 applies to construction projects committed to after May 21, 1998 and to those projects that were committed to on May 21, 1998 if construction did not commence by December 31, 1999. Issue 97-10 has required the Company to be considered the owner (for accounting purposes) of these types of projects during the construction period as well as when construction of the asset is completed. Subsequent to the issuance of Issue 97-10, the Company did not amend the leasing arrangements which were historically recorded as off-balance sheet operating leases as such amendments would have changed the economics of the lease agreements. Management believes a change in the economics of the lease would have been unfavorable to the Company. Therefore, the Company is required to record such leases as lease financing arrangements (capital leases). The application of the provisions of EITF Issue No. 97-10 did not result in the recording of any leases or capital leases in 1998 but did result in the recording of approximately $74.7 million of such leases as capital leases in 1999 and $83.0 million of such leases as capital leases during 2000. The application of the provisions of EITF Issue No. 97-10 has resulted in payments of $11.5 million that would have been shown as rent expense absent this pronouncement.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position. The Company will adopt this Statement during the first quarter of fiscal 2001.

         SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", released in December 1999 provides guidance for applying generally accepted accounting principles to selected revenue recognition issues. The implementation of SAB No. 101 is required no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not expect the application of SAB No. 101 to have a material impact on the Company's financial statements.

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

                                     ITEM 3.
            QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

During the third quarter, the Company monetized interest rate swap agreements that had effectively converted $250.0 million of LIBOR floating rate debt to fixed rate obligations with an interest rates of 5.32%. At September 28, 2000, Regal maintained an interest rate swap agreement that converts $20.0 million of LIBOR floating rate debt to a fixed rate obligation with an interest rate of 7.32% maturing in March 2003. Regal continually monitors its position and credit rating of the interest swap counterparty. The fair value of the remaining interest rate swap agreement is estimated based on quotes from dealers of these instruments and represent the estimated amount the Company would expect to (pay) or receive to terminate the agreement. The fair value of the Company's interest rate swap agreement at September 28, 2000 was $(0.2) million.

                                     ITEM 6.
                        EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

         (27)     Financial Data Schedule (for SEC use only).

(b)      Reports on Form 8-K.

         During the third quarter of fiscal 2000 ended September 28, 2000, the Registrant filed no Current Reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL CINEMAS, INC.



Date: November 13, 2000             By: /s/ Michael L. Campbell
                                    Michael L. Campbell, Chairman, President and
                                    Chief Executive Officer



                                    By: /s/ Amy Miles
                                    Executive Vice President and
                                    Chief Financial Officer

Exhibit Index

         Item                              Description
         ----                              -----------

         (27)              Financial Data Schedule (for SEC use only).