Form 10-K
period 2000-12-28
REGAL CINEMAS INC
filed 2001-03-28
CIK 905035

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 28, 2000

                        Commission file number 333-52943

                               REGAL CINEMAS, INC.
             (Exact name of registrant as specified in its charter)


               Tennessee                                 62-1412720
      (STATE OR OTHER JURISDICTION          (IRS EMPLOYER IDENTIFICATION NUMBER)
   OF INCORPORATION OR ORGANIZATION)

        7132 Mike Campbell Drive
          Knoxville, Tennessee                             37918
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

       Registrant's telephone number, including area code: (865) 922-1123

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Shares of common stock, no par value per share, outstanding on March 28, 2001 were 216,282,348.

                               TABLE OF CONTENTS



PART I
         Item 1.  Business
                    The Company                                                              2
                    Recapitalization and Financing                                           3
                    Business Strategy                                                        5
                    Industry Overview                                                        6
                    Theatre Operations                                                       7
                    Seasonality                                                              9
                    Film Distribution                                                        9
                    Film Licensing                                                          10
                    Competition                                                             11
                    Management Information Systems                                          12
                    Employees                                                               12
                    Regulation                                                              12
                    Risk Factors                                                            13
         Item 2.  Properties                                                                15
         Item 3.  Legal Proceedings                                                         15
         Item 4.  Submission of Matters to a Vote of Security-Holders                       15
PART II
         Item 5.  Market for the Registrant's Common Equity and Related
                    Shareholder Matters                                                     16
         Item 6.  Selected Financial Data                                                   16
         Item 7.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                 17
                    Overview                                                                17
                    The Company and the Industry                                            17
                    Results of Operations                                                   19
                    Fiscal Years Ended December 28, 2000 and December 30, 1999              20
                    Fiscal Years Ended December 30, 1999 and December 31, 1998              21
                    Impairment and Other Disposal Charges                                   22
                    Liquidity and Capital Resources                                         23
                    Inflation; Economic Downturn                                            25
                    New Accounting Pronouncements                                           25
         Item 7A. Quantitative and Qualitative Disclosures About Market Risk                26
         Item 8.  Financial Statements and Supplemental Data                                28
                  Independent Auditors' Report                                              29
         Item 9.  Changes In and Disagreements with Accountants on Accounting
                    and Financial Disclosures                                               51
PART III
         Item 10. Directors and Executive Officers of the Registrant                        51
                    Composition of the Board of Directors                                   54
         Item 11. Executive Compensation                                                    54
                    Directors' Compensation                                                 55
                    Employment Agreements                                                   56
                    Compensation Committee Interlocks and Insider Participation             56
         Item 12. Security Ownership of Certain Beneficial Owners and Managements           57
         Item 13. Certain Relationships and Related Transactions                            58
PART IV
         Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K          59

                               REGAL CINEMAS, INC.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

Regal Cinemas, Inc. ("Regal" or the "Company") is the largest motion picture exhibitor in the United States based upon the number of screens in operation. At December 28, 2000, the Company operated 391 theatres, with an aggregate of 4,328 screens in 32 states. Since its inception in November 1989, the Company has achieved growth in revenues and net income before interest expense, income taxes, depreciation and amortization, other income or expense, extraordinary items, non-recurring charges, impairment charges, and other theatre closing costs including loss on disposal of operating assets ("EBITDA"). As a result of the Company's focus on enhancing revenues, operating efficiently and strictly controlling costs, the Company has achieved what management believes are among the highest EBITDA margins in the domestic motion picture exhibition industry.

The Company operates primarily multiplex theatres and has an average of 11.1 screens per location, which management believes is among the highest in the industry and which compares favorably to an average of approximately 8.6 screens per location for the five largest North American motion picture exhibitors at June 1, 2000. The Company develops, acquires and operates multiplex theatres primarily in mid-sized metropolitan markets and suburban growth areas of larger metropolitan markets, predominantly in the eastern and northwestern United States. The Company seeks to locate each theatre where it will be the sole or leading exhibitor within a particular geographic film licensing zone. Management believes that at December 28, 2000, approximately 85% of the Company's screens were located in film licensing zones in which the Company was the sole exhibitor.

The Company has historically upgraded its theatre circuit by opening new theatres, adding new screens to existing theatres and selectively closing or disposing of under-performing theatres. The Company has also grown by acquiring eleven theatre circuits during the last seven years. From its inception through December 28, 2000, the Company has grown by acquiring 233 theatres with 1,905 screens (net of subsequently closed locations), developing 158 new theatres with 2,255 screens and adding 168 screens to existing theatres. This strategy has served to establish and enhance the Company's presence in selected geographic markets. In addition, as a result of this strategy, the Company enjoys one of the most modern asset bases in the industry with 44.3% of its circuit having been built since 1997. Approximately 44.0% of the Company's screens are in theatres with 15 or more screens.

As a whole, the film exhibition industry is in a period of transition. Over the past several years, film exhibition companies, including the Company, embarked on aggressive programs of rapidly building state of the art theatre complexes (complete with amenities such as stadium seating and digital stereo surround-sound) in an effort to increase overall industry attendance. However, these aggressive new building strategies generated significant competition in once stable markets and rendered many theatres obsolete more rapidly than anticipated. This effect, together with the fact that many of the now obsolete theatres are leased under long-term commitments, produced an oversupply of screens throughout the exhibition industry at a rate much quicker than the industry could effectively handle. The industry overcapacity coupled with declining national box office attendance during 2000 severely impacted the operating results of the Company and many of its competitors.

The exhibition industry continues to report severe liquidity concerns, defaults under credit facilities, renegotiations of financial covenants, as well as many recently announced bankruptcy filings.

These industry dynamics have severely affected the Company, which has experienced deteriorating operating results over the last fiscal year. Additionally, because the Company has funded its expansion efforts over the past several years primarily from borrowings under its credit facilities, the Company's leverage has grown significantly over this time. Consequently, since the fourth quarter of 2000, the Company has been in default of certain financial covenants contained in its Senior Credit Facilities and its Equipment Financing (as these terms are defined below).

As a result of the default, the administrative agent under the Company's Senior Credit Facilities delivered payment blockage notices to the Company and the indenture trustee of its 9-1/2% Senior Subordinated Notes due 2008 (the "Regal Notes") and its 8-7/8% Senior Subordinated Debentures due 2010 (the "Regal Debentures") prohibiting the payment by Regal of the semi-annual interest payments of approximately $28.5 million and $8.9 million due to the holders of the notes on December 1, 2000 and December 15, 2000, respectively. As a result of the interest payment defaults, the Company is also in default of the indentures related to the Regal Notes and Regal Debentures Accordingly, the holders of the Company's Senior Credit Facilities and the indenture trustee for the Regal Notes and Regal Debentures have the right to accelerate the maturity of all of the outstanding indebtedness under the respective agreements, which together totals approximately $1.82 billion. The Company does not have the ability to fund or refinance the accelerated maturity of this indebtedness.

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

The Regal Merger was financed by an offering (the "Original Note Offering") of $400.0 million aggregate principal amount of Regal Notes, initial borrowings of $375.0 million under the Company's current senior credit facility (as amended, the "Senior Credit Facilities") and $776.9 million in proceeds from the investment by KKR, Hicks Muse, DLJ and management in the

Company (the "Equity Investment"). The proceeds of the Original Note Offering, the initial borrowing under the Senior Credit Facilities and the Equity Investment (collectively, the "Financing") were used: (i) to fund the cash payments required to effect the Regal Merger and the Option/Warrant Redemption;
(ii) to repay and retire the Company's then existing senior credit facilities;
(iii) to repurchase all of the Company's then existing senior subordinated notes; and (iv) to pay related fees and expenses. The Financing, the Regal Merger, the Recapitalization and the transactions contemplated thereby, including but not limited to, the application of the proceeds of the Financing, are referred to herein as the "Transactions."

The Company's Senior Credit Facilities provide for borrowings of up to $1,005.0 million in the aggregate, consisting of $500.0 million under a revolving credit facility (the "Revolving Credit Facility") and $505.0 million, in the aggregate, under three separate term loan facilities. As of December 28, 2000, the Company had fully drawn all available funds under the Senior Credit Facilities.

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

On November 10, 1998, the Company issued an additional $200.0 million aggregate principal amount of Regal Notes under the same indenture governing the first series of Regal Notes. The proceeds of this offering of the Regal Notes were used to repay and retire portions of the Senior Credit Facilities.

On December 16, 1998, the Company issued $200.0 million aggregate principal amount of Regal Debentures. The proceeds of the offering of the Regal Debentures (the "Debenture Offering") were used to repay all of the then outstanding indebtedness under the Revolving Credit Facility and the excess was used for working capital purposes.

The Company currently is in default of certain financial covenants contained in the Senior Credit Facilities and its $19.5 million equipment financing agreement ("Equipment Financing") . Additionally, the Company is in default of the indentures related to the Regal Notes and the Regal Debentures. The Company reclassified all debt outstanding under the Credit Facilities, the Equipment Financing, the Regal Notes and the Regal Debentures from long-term debt to current debt on the Company's financial statements because of non-compliance with the related agreements. See Note 7 of the Notes to Consolidated Financial Statements.

BUSINESS STRATEGY

Operating Strategy

Management believes that the following are the key elements of the Company's operating strategy:

         New Multiplex Theatres: Management believes that the Company's multiplex theatres promote increased attendance per location and maximize operating efficiencies through reduced labor costs and improved utilization of theatre capacity. The Company's multiplex theatres enable it to offer a diverse selection of films, stagger movie starting times, increase management's flexibility in determining the number of weeks that a film will run and the size of the auditorium in which it is shown and more efficiently serve patrons from common concessions and other support facilities. The Company further believes that its base of multiplex theatres allows it to achieve an optimal relationship between the number of screens (generally 14 to 18) and the size of the auditoriums (100 to 500 seats). The Company's multiplex theatres are designed to increase the profitability of the theatres by maximizing the revenue per square foot generated by the facility and reducing the cost per square foot of constructing and operating the theatres.

         Asset Base: The Company maintains one of the most modern circuits in the industry with 44.3% of its circuit having been built since 1997. Management believes that the modern asset base provides the Company with a competitive advantage as consumers continue to choose theatres based on the movie going experience. The Company believes that the newer theatres enhance the movie going experience.

         Disposition Efforts: Management has increased the focus on the disposition of under-performing locations. The Company closed 328 screens in 54 theatres during the 2000 fiscal year. Management believes the acceleration of screen closures will mitigate the erosion of its older theatres, increase cash flow by eliminating negative cash flow sites and increase traffic at newer sites by redirecting patrons to these sites. The Company has developed specific action plans to aggressively bring under-performing theatres off-line including selling fee properties and working with existing landlords to terminate certain leases. The Company's restructuring plan includes the closure of an additional 900 to 1,000 screens in the 2001 fiscal year.

         Cost Control: The Company's cost control programs have resulted in EBITDA margins, which management believes are among the highest in the motion picture exhibition industry. Through the use of detailed management reports, the Company closely monitors labor scheduling, concession yields and other significant operating expenses. A significant component of theatre management's compensation is based on controlling operating expenses at the theatre level.

         Revenue Enhancements: The Company strives to enhance revenue growth through: (i) the addition of specialty cafes within certain theatre lobbies serving non-traditional concessions; (ii) the sale of screen slide and rolling stock advertising time prior to scheduled movies; (iii) the marketing and advertising of certain theatres in its circuit; (iv) the addition of state-of-the-art video arcades; and (v) the rental of theatres to organizations during non-peak hours. Increasing ancillary revenue is a key focus for the Company's management in fiscal 2001. The Company believes that in addition to the items mentioned, there are opportunities with the Internet for additional ticket sales/advertising revenues.

         Patron Satisfaction/Quality Control: The Company emphasizes patron satisfaction by providing convenient locations, comfortable seating, spacious neon-enhanced lobby and concession areas and a wide variety of film selections. The Company's theatre complexes feature clean, modern auditoriums with high quality projection and digital stereo surround-sound systems. As of December 28, 2000, approximately 50.1% of the Company's theatres were equipped with digital surround-sound systems. Stadium seating (seating with an elevation between rows to provide unobstructed viewing as well as other amenities to enhance the movie-going experience) has been shown to be preferred by movie patrons. Presently, the Company has 51.8% of its screens with stadium seating. The Company believes that all of these features serve to enhance its patrons' movie-going experience and help build patron loyalty. In addition, the Company promotes patron loyalty through specialized marketing programs for its theatres and feature films. To maintain quality and consistency within the Company's theatres, the Company conducts regular inspections of each theatre and operates a mystery shopper program.

         Integration of Acquisitions: The Company has acquired 11 theatre circuits during the last seven years. Management believes that acquisitions provide the opportunity for the Company to increase revenue growth while realizing operating efficiencies through the integration of operations. In this regard, the Company believes it has achieved cost savings through the consolidation of its purchasing function, the centralization of certain other operating functions and the uniform application of the most successful cost control strategies of the Company and its acquisition targets.

         Centralized Corporate Decision Making/Decentralized Operation: The Company centralizes many of its functions through its corporate office, including film licensing, concessions purchasing, marketing and real estate. The Company also devotes significant resources to training its theatre managers. These managers are responsible for most aspects of a theatre's day-to-day operations and implement cost controls at the theatre level, including the close monitoring of payroll, concession and other theatre level expenses.

         Performance-Based Compensation Packages: The Company maintains an incentive program for its corporate personnel, district managers and theatre managers that links employees' compensation to profitability. The Company believes that its incentive program aligns the employees' interests with those of the Company's shareholders.

INDUSTRY OVERVIEW

         The domestic motion picture exhibition industry is currently comprised of approximately 480 exhibitors (in the U.S. and Canada), 159 of which operate ten or more total screens. Based on the June 1, 2000 listing of exhibitors in the National Association of Theatre Owners 1999-2000 Encyclopedia of Exhibition, the five largest exhibitors (based on the number of screens) operated approximately 43.2% of the total screens in operation, with Regal operating 12.9% of the total screens. From 1989 through 1999, the number of screens in operation in the United States increased from approximately 23,000 to approximately 37,000, and admissions revenues increased from approximately $5.0 billion to approximately $7.5 billion. The motion picture exhibition industry has continued to grow despite the emergence of competing film distribution channels. This growth is principally attributed to an increase in the supply of first-run, big budget films, increased investment in advertising and promotion by studios, the investment by leading exhibitors in appealing, modern multiplex theatres to replace aging locations and increases in box office ticket prices.

         In an effort to realize greater operating efficiencies, operators of multi-theatre circuits have emphasized the development of larger megaplex complexes. Typically, multiplexes have six or more screens per theatre, although in some instances megaplexes may have as many as 30 screens in a single theatre. The megaplex format provides numerous benefits for theatre operators, including allowing facilities (concession stands and restrooms) and operating costs (lease rentals, utilities and personnel) to be spread over a larger base of screens and patrons.

Megaplexes have varying seating capacities (typically from 100 to 500 seats) that allow for multiple show times of the same film and a variety of films with differing audience appeal to be shown, and provide the flexibility to shift films to larger or smaller auditoriums depending on their popularity. To limit crowd congestion and maximize the efficiency of floor and concession staff, the starting times of films at multiplexes are staggered.

         However, for all of the benefits of operating megaplex theatres, the industry-wide strategy of aggressively building megaplexes greatly increased the construction cost per screen of building new theatres, generated significant competition in once stable markets and rendered many theatres obsolete more rapidly than anticipated. This effect, together with the fact that many of these now obsolete theatres are leased under long-term commitments, produced an oversupply of screens throughout the exhibition industry at a rate much quicker than the industry could effectively handle. The industry overcapacity coupled with declines in national box office attendance during 2000 severely impacted the operating results of the Company and many of its competitors. Additionally, because the Company's expansion efforts over the past several years have been funded primarily from borrowings under its Senior Credit Facilities, the Company's leverage has grown significantly over this time period. As a result, the Company is currently in default of its Senior Credit Facilities, Equipment Financing, Regal Notes and Regal Debentures. Each of these lenders has the right to accelerate the maturity of all outstanding indebtedness under its respective agreements, which totals approximately $1.82 billion. The Company does not have the ability to fund or refinance the accelerated maturity of this indebtedness.

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

         Management closely monitors the Company's operations and revenues through daily reports generated from computerized box office terminals located in each theatre. These reports permit the Company to maintain an accurate and immediate count of admissions by film title and show times and provide management with the information necessary to effectively and efficiently manage the Company's theatre operations. Additionally, daily payroll data is input at in-theatre terminals which allows the regular monitoring of payroll expenses. In addition, the Company has a quality assurance program to maintain clean, comfortable and modern facilities. Management believes that operating a theatre circuit consisting primarily of modern multiplex theatres also enhances the Company's ability to license commercially successful films from distributors. To maintain quality and consistency within the Company's theatre circuit, the district managers regularly inspect each theatre and the Company operates a mystery shopper program, which involves unannounced visits by unidentified customers who report on the quality of service, film presentation and cleanliness at individual theatres. The Company has an incentive compensation program for theatre level management, which rewards managers for controlling theatre level operating expenses while complying with the Company's operating standards.

         In addition to revenues from box office admissions, the Company receives revenues from concession sales and, to a lesser extent, video games located adjacent to the theatre lobby. Concession sales constituted 27.4% of total revenues for fiscal 2000. The Company emphasizes prominent and appealing concession stations designed for rapid and efficient service. Although popcorn, candy and soft drinks remain the best selling concession items, the Company's theatres offer a wide range of concession choices. The Company continually seeks to increase concession sales through optimizing product mix, introducing special promotions from time to time and training employees to cross sell products. In addition to traditional concession stations, select existing theatres feature specialty concession cafes serving items such as cappuccino, fruit juices, cookies and muffins, soft pretzels and yogurt. Management negotiates directly with manufacturers for many of its concession items to ensure adequate supplies and to obtain competitive prices.

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

         The Company actively markets its theatres through newspaper and radio advertising, television commercials in certain markets and certain promotional activities which frequently generate media coverage. The Company also utilizes special marketing programs for specific films and concession items. The Company seeks to develop patron loyalty through a number of marketing programs such as free summer children's film series, cross-promotion ticket redemptions and promotions within local communities.

         As of December 28, 2000, the Company operated 28 theatres with an aggregate of 158 screens, which exhibit second-run movies and charge lower admission prices (typically $1.00 to

$2.00). These movies are the same high quality features shown at all of the Company's theatres. The terminology second-run is an industry term for the showing of movies after the film has been shown for varying periods of time at other theatres. The Company believes that the increased attendance resulting from lower admission prices and the lower film rental costs of second-run movies compensate for the lower admission prices and slightly higher operating costs as a percentage of admission revenues at the Company's discount theatres. The design, construction and equipment in the Company's discount theatres are of the same high quality as its first-run theatres.

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

FILM DISTRIBUTION

         Motion pictures are generally made available through various distribution methods at various dates after the theatrical release date. The release dates of motion pictures in these other distribution windows begin four to six months after the theatrical release date with pay-per-view services, followed generally video rentals and by off-air or cable television programming including pay television, other basic cable and broadcast network syndicated programming. These distribution windows have given producers the ability to generate a greater portion of a film's revenues through channels other than theatrical release. This increased revenue potential after a film's initial domestic release has enabled major studios and certain independent producers to increase film production and theatrical advertising. The additional non-theatrical revenue has also permitted producers to incur higher individual film production and marketing costs. The total cost of producing a picture averaged approximately $51.5 million in 1999 compared with approximately $23.5 million in 1989, while the average cost to advertise and promote a picture averaged approximately $24.5 million in 1999 as compared with $9.2 million in 1989. These higher costs have further enhanced the importance of a large theatrical release. Distributors strive for a successful opening run at the theatre to establish a film and substantiate the film's revenue potential both internationally and through other distribution windows. The value of home video and pay cable distribution agreements frequently depends on the success of a film's theatrical release. Furthermore, the studios' revenue-sharing percentage and ability to control whom views the product within each of the distribution windows generally declines as one moves farther from the theatrical release window. As theatrical distribution remains the cornerstone of a film's financial success, it is the primary distribution window for the public's evaluation of films and motion picture promotion.

         Management expects that the overall supply of films will remain constant during the 2001 fiscal year, although there can be no assurance that this will occur. There has been an increase in the number of distributors and reissues of films as well as an increase in films made by independent producers. From January 1995 through December 1999, the number of large budget films and the level of marketing support provided by the production companies has increased, as evidenced by the increase in average production costs and average advertising costs per film of approximately 50.1% and 39.1%, respectively.

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

         Films are licensed from film distributors owned by major film production companies and from independent film distributors that generally distribute films for smaller production companies. Film distributors typically establish geographic film licensing zones and allocate each available film to one theatre within that zone. Film zones generally encompass a radius of three to five miles in metropolitan and suburban markets, depending primarily upon population density. As of December 28, 2000, the Company believes that approximately 85% of its screens were located in film licensing zones in which such theatres were the sole exhibitors, permitting the Company to exhibit many of the most commercially successful films in these zones.

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

         Film licenses entered into in either a negotiated or bidding process typically specify rental fees based on the higher of a gross receipts formula or a theatre admissions revenue formula. Under a gross receipts formula, the distributor receives a specified percentage of box office receipts, with the percentage declining over the term of the film run. First-run film rental fees may begin at up to 70% of admission revenues and gradually decline to as low as 30% over a period of four weeks or more. Second-run film rental fees typically begin at 35% of admission revenues and often decline to 30% after the first week. Under a theatre admissions revenue formula, the distributor receives a specified percentage of the excess of admission revenues over a negotiated allowance for theatre expenses. Rental fees actually paid by the Company generally are adjusted subsequent to the exhibition of a film in a process known as settlement. The commercial success of a film relative to original distributor expectations is the primary factor taken into account in the settlement process. To date, the settlement process has not resulted in material adjustments in the film rental fees accrued by the Company.

         The Company's business is dependent upon the availability of marketable motion pictures, its relationships with distributors and its ability to obtain commercially successful films. Many distributors provide quality first-run movies to the motion picture exhibition industry; however, according to industry reports, 10 distributors accounted for approximately 92% of industry admission revenues during 1999, and 49 of the top 50 grossing films. No single distributor dominates the market. Disruption in the production of motion pictures by the major studios and/or independent producers, the lack of commercial success of motion pictures or the Company's inability to otherwise obtain motion pictures for exhibition would have a material adverse effect upon the Company's business. The Company licenses films from each of the major distributors and believes that its relationships with distributors are good. From year to year, the revenues attributable to individual distributors will vary widely depending upon the number and quality of films each distributes. The Company believes that in 2000 no single distributor accounted for more than 12% of the films licensed by the Company.

COMPETITION

         The motion picture exhibition industry is fragmented and highly competitive, particularly in film licensing, attracting patrons and finding new theatre sites. Theatres operated by national and regional circuits and by smaller independent exhibitors compete with the Company's theatres. The motion picture industry has rapidly expanded the number of U.S. screens over the past several years as theatre companies have upgraded their theatre circuits. The industry growth has resulted in declines in margins and returns on invested capital as older theatres suffer due to increased competition from newer multiplexes.

         The Company believes that the rate of industry screen growth is slowing as many of the exhibitors are curtailing expansion plans for the 2001 fiscal year. Management believes that as competitive building declines and as older screens are aggressively closed the competitive framework improves for the Company and other exhibitors with modern circuits.

           The Company believes that the competitive factors in the motion picture exhibition industry include: licensing terms; the seating capacity, location and reputation of an exhibitor's theatres; the quality of projection and sound equipment at the theatres; and the exhibitor's ability and willingness to promote the films.

         However, in those areas where real estate is readily available, there are few barriers preventing competing companies from opening theatres near one of the Company's existing theatres, which may have a material adverse effect on the Company's theatre. In addition, competitors have built or are planning to build theatres in certain areas in which the Company operates, which may result in excess capacity in such areas and adversely affect attendance at the Company's theatres in such areas.

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

MANAGEMENT INFORMATION SYSTEMS

         The Company has a significant commitment to its management information systems, some of which have been developed internally. The point of sale terminals within each theatre provide comprehensive information to the corporate office each morning. These daily management reports address all aspects of theatre operations, including concession sales, fraud detection and film booking. Payroll information is gathered daily from theatres through the use of automated time keeping systems, enabling a comparison of actual to budgeted labor for each theatre. The Company's systems allow it to properly schedule and manage its hourly workforce. A help desk is also available to monitor and resolve any processing problems that might arise in the theatres.

EMPLOYEES

         As of December 28, 2000, the Company employed 15,159 persons. Of the Company's employees, 305 were corporate personnel, 1,830 were theatre management personnel and the remainder hourly theatre personnel. Film projectionists at nine of the Company's theatres in the Seattle, Washington; Las Vegas, Nevada; Nashville, Tennessee; and Cleveland and Youngstown, Ohio markets are represented by the International Alliance of Theatrical Stage Employees and Moving Picture Machine Operators of the United States and Canada ("IATSE"). Certain other employees of the Company in the State of Washington are also represented by the IATSE. The Company's collective bargaining agreements with the IATSE expire over various periods through March 3, 2002. The Company's expansion into new markets may increase the number of employees represented by unions. The Company considers its employee relations to be good.

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

         The Company's theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship, health and sanitation requirements and licensing. At December 28, 2000, approximately 7.7% of the Company's employees were paid at the federal minimum wage and, accordingly, the minimum wage largely determines the Company's labor costs for those employees.

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

Continuation Under our Current Capital Structure

         As disclosed in "Recapitalization and Financing," the Company is currently in default of its Senior Credit Facilities, Equipment Financing , Regal Notes and Regal Debentures. Each of these lenders has the right to acclerate the maturity of all outstanding indebtedness under its respective agreements, which totals $1.82 billion. Currently, the Company does not have the ability to fund or refinance the accelerated maturity of this indebtedness. The Company has engaged financial advisers and is currently evaluating a long-term financial plan to address various restructuring alternatives. The financial plan will provide for the closure of under-performing theatres, potential sales of non-strategic assets and a potential restructuring, recapitalization or a bankruptcy reorganization of the Company. Because of the potential restructuring alternatives, doubt exists about the Company's ability to continue operating under its existing capital structure.

         In addition, the uncertainty regarding the eventual outcome of the Company's restructuring, and the effect of other unknown adverse factors, could threaten the Company's existence as a going concern. Continuing on a going concern basis is dependent upon, among other things, the success of the Company's financial plan, continuing to license popular motion pictures, maintaining the support of key vendors and key landlords, retaining key personnel and the continued slowing of construction within the theatre exhibition industry along with financial, business, and other factors, many of which are beyond the Company's control.

We Depend on Motion Picture Production and Performance and on Our Relationship with Film Distributors

         The Company's ability to operate successfully depends upon a number of factors, the most important of which are the availability and appeal of motion pictures, our ability to license motion pictures and the performance of such motion pictures in our markets. We mostly license first-run motion pictures. Poor performance of, or any disruption in the production of or our access to, these motion pictures could hurt our business and results of operations. Because film distributors usually release films that they anticipate will be the most successful during the summer and holiday seasons, poor performance of these films or disruption in the release of films during such periods could hurt our results for those particular periods or for any fiscal year.

         Our business also depends on maintaining good relations with the major film distributors that license films to our theatres. A deterioration in our relationship with any of the ten major film distributors could affect our ability to get commercially successful films and, therefore, could hurt our business and results of operations. See "Business - Film Licensing."

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

         In areas where real estate is readily available, competing companies are able to open theatres near one of ours, which may severely affect our theatre. Competitors have also built or are planning to build theatres in certain areas in which we operate, which may result in excess capacity in such areas and hurt attendance at our theatres in such areas. Filmgoers are generally not brand conscious and usually choose a theatre based on the films showing there.

         Management believes that the industry is working towards rationalization of the overbuilding as many of the exhibitors are curtailing expansion plans for the 2001 fiscal year. If the overbuilding does not subside, the Company remains at risk for increased erosion of its theatre base.

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

We Depend on Our Senior Management

         Our success depends upon the continued contributions of our senior management, including Michael L. Campbell, our Chairman, President and Chief Executive Officer. We currently have employment contracts with Mr. Campbell and our Chief Operating Officer which expire in May 2001. We only maintain key-man life insurance for Mr. Campbell. If we lost the services of Mr. Campbell it could hurt our business. See "Item 11. Executive Compensation-Employment Agreements."

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

Hicks Muse and KKR Effectively Control the Company

         Each of Hicks Muse and KKR currently owns approximately 46.2% of the Company. Therefore, if they vote together, Hicks Muse and KKR have the power to elect a majority of the directors of the Company and exercise control over our business, policies and affairs. We have a stockholders agreement with KKR and Hicks Muse that requires us to obtain the approval of the board designees of each of Hicks Muse and KKR before the Board of Directors may act. The stockholders agreement, however, does not contain any "deadlock" resolution mechanisms.

ITEM 2.  PROPERTIES

         As of December 28, 2000, the Company operated 266 of its 391 theatres pursuant to lease agreements, owned the land and buildings for 62 theatres and operated 63 locations pursuant to ground leases. Of the 391 theatres operated by the Company as of December 28, 2000, 233 were acquired as existing theatres and 158 have been developed by the Company.

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

ITEM 3.  LEGAL PROCEEDINGS

         The Company is presently involved in various legal proceedings arising in the ordinary course of its business operations, including personal injury claims, employment matters and contractual disputes . During fiscal 2000, the Company also became a defendant in a number of claims arising from its decision to close theatre locations or to cease construction of theatres on sites for which the Company purportedly had a contractual obligation to lease such property. The Company believes it has adequately provided for the settlement of such contractual disputes. Management believes any additional liability with respect to the above proceedings will not be material in the aggregate to the Company's consolidated financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         No matters were submitted to a vote of the shareholders during the fourth quarter ended December 28, 2000.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

         There is no established public trading market for the Company's Common Stock. At March 28, 2001, there were approximately 126 holders of record of the Company's Common Stock.

         The Company has not declared or paid a cash dividend on its Common Stock. It is the present policy of the Board of Directors to retain all earnings to support operations. The Company is restricted from the payment of cash dividends under its Senior Credit Facilities and the indentures governing its senior subordinated debt.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data set forth below as of and for each of the five fiscal years in the period ended December 28, 2000 was derived from the audited consolidated financial statements of the Company. The consolidated financial statements for each of the three fiscal years and the periods ended December 28, 2000, which have been audited by independent auditors, are included elsewhere in this report. The selected financial data set forth below should be read in conjunction with, and are qualified in their entirety by, Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of the Company and the related notes thereto included elsewhere herein:


CONSOLIDATED STATEMENT OF OPERATIONS DATA:


(IN MILLIONS, EXCEPT FOR PERCENTAGES, RATIOS,      DECEMBER 28,     DECEMBER 30     DECEMBER 31      JANUARY 1      JANUARY 2
      AND OPERATING DATA)                              2000             1999            1998            1998           1997
                                                   -----------      -----------     -----------     -----------    -----------
Revenue:
     Admissions                                    $     767.1      $     690.5     $     462.8     $     325.1    $     266.0
     Concessions                                         310.2            285.7           202.4           137.2          110.2
     Other operating revenues                             53.4             60.9            41.8            21.3           14.9
                                                   -----------      -----------     -----------     -----------    -----------
         Total revenues                                1,130.7          1,037.1           707.0           483.6          391.1

Operating expenses:
     Film rental and advertising costs                   421.6            384.9           251.3           178.2          145.2
     Cost of concessions and other                        49.0             44.3            31.7            21.1           17.1
     Theatre operating expenses                          446.4            377.7           241.7           156.5          127.7
     General and administrative expenses                  37.6             32.1            20.4            16.6           16.6
                                                   -----------      -----------     -----------     -----------    -----------
         Total costs and expenses                        954.6            839.0           545.1           372.4          306.6
                                                   -----------      -----------     -----------     -----------    -----------
         Sub-total                                       176.1            198.1           161.9           111.2           84.5
                                                   -----------      -----------     -----------     -----------    -----------
     Depreciation and amortization                        95.7             80.8            52.4            30.5           24.7
     Merger expenses                                        --               --              --             7.8            1.6
     Recapitalization expenses                              --               --            65.7              --             --
     Theatre closing costs (1)                            55.8              4.3              --              --             --
     Loss on disposal of operating assets (2)             20.9             16.8             0.9              --             --
     Loss on impairment of assets (3)                    113.7             98.6            67.9             5.0             --
                                                   -----------      -----------     -----------     -----------    -----------
         Operating income (loss)                        (110.0)            (2.4)          (25.0)           67.9           58.2
                                                   -----------      -----------     -----------     -----------    -----------
Other (income) expense:
     Interest expense                                    178.5            132.2            59.3            14.0           12.8
     Interest income                                      (2.8)            (0.7)           (1.5)           (0.8)          (0.6)
     Other                                                 0.0              0.0             1.0             0.4           (0.7)
                                                   -----------      -----------     -----------     -----------    -----------
Income (loss) before income taxes and
    extraordinary item                                  (285.7)          (133.9)          (83.8)           54.3           46.7

Benefit from (provision for) income taxes                (80.8)            45.4            22.2           (19.1)         (20.8)
                                                   -----------      -----------     -----------     -----------    -----------
Income (loss) before extraordinary item                 (366.5)           (88.5)          (61.6)           35.2           25.9
Extraordinary item:
     Loss on extinguishment of debt, net of
         applicable Taxes                                  0.0              0.0            11.9            10.0            0.8
                                                   -----------      -----------     -----------     -----------    -----------
         Net income (loss)                         $    (366.5)     $     (88.5)    $     (73.5)    $      25.2    $      25.1
                                                   ===========      ===========     ===========     ===========    ===========
OPERATING AND OTHER FINANCIAL DATA (4):
     Cash flow provided (used) by operating
         activities                                $      (3.6)     $      92.7     $      45.1     $      64.0    $      67.5
     Cash flow used in investing activities        $      62.3      $     435.9     $     296.2     $     202.3    $     131.1
     Cash flow provided by financing activities    $     144.2      $     363.2     $     253.4     $     139.6    $      72.2
     EBITDA (5)                                    $     176.2      $     198.1     $     161.9     $     111.2    $      84.5
     EBITDAR (5)                                   $     338.0      $     332.0     $     248.3     $     164.9    $     125.9
     EBITDA margin (6)                                    15.6%            19.1%           22.9%           23.2%          21.7%
     EBITDAR margin (6)                                   29.9%            32.0%           35.1%           34.1%          32.4%
     Theatre locations                                     391              430             403             256            223
     Screens                                             4,328            4,413           3,573           2,306          1,899
     Average screens per location                         11.1             10.3             8.9             9.0            8.5
     Attendance (in thousands)                         143,086          141,043         102,702          76,331         65,530
     Average ticket price                          $      5.36      $      4.90     $      4.51     $      4.26    $      4.06
     Average concessions per patron                $      2.17      $      2.03     $      1.97     $      1.80    $      1.68
     BALANCE SHEET DATA:
     Cash and cash equivalents                     $     118.8      $      40.6     $      20.6     $      18.4    $      17.1
     Total assets                                  $   1,991.1      $   2,080.4     $   1,662.0     $     660.6    $     488.8
     Long-term obligations (including current
       maturities)                                 $   1,998.5      $   1,779.7     $   1,341.1     $     288.6    $     144.6
         Shareholders' equity (deficit)            $    (252.4)     $     114.2     $     202.5     $     306.6    $     279.3

(1)      Reflects the non-cash charge for lease termination costs.

(2) Reflects the non-cash write off of under-performing locations, net of proceeds from sales of certain owned theatre sites as well as the non-cash write-off of certain costs to develop sites now discontinued.

(3) Reflects non-cash charges for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of.

(4) Operating theatres and screens represent the number of theatres and screens operated at the end of the period.

(5) EBITDA represents net income before interest expense, income taxes, depreciation and amortization, other income or expense, extraordinary items, non-recurring charges, impairment charges, and other theatre closing costs including loss on disposal of operating assets. EBITDAR represents EBITDA before rent expense. While EBITDA and EBITDAR are not intended to represent cash flow from operations as defined by GAAP and should not be considered as indicators of operating performance or alternatives to cash flow (as measured by GAAP) as a measure of liquidity, they are included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure, rental and working capital requirements.

(6)      Defined as EBITDA and EBITDAR as a percentage of total revenue.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following analysis of the financial condition and results of operations of Regal should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

THE COMPANY AND THE INDUSTRY

         Regal Cinemas, Inc. ("Regal" or the "Company") is the largest motion picture exhibitor in the United States based upon the number of screens in operation. At December 28, 2000, the Company operated 391 theatres, with an aggregate of 4,328 screens in 32 states. Since its inception in November 1989, the Company has achieved growth in revenues and net income before interest expense, income taxes, depreciation and amortization, other income or expense, extraordinary items, non-recurring charges, impairment charges, and other theatre closing costs including loss on disposal of operating assets ("EBITDA"). As a result of the Company's focus on enhancing revenues, operating efficiently and strictly controlling costs, the Company has achieved what management believes are among the highest EBITDA margins in the domestic motion picture exhibition industry.

The Company operates primarily multiplex theatres and has an average of 11.1 screens per location, which management believes is among the highest in the industry and which compares favorably to an average of approximately 8.6 screens per location for the five largest North American motion picture exhibitors at September 30, 2000. The Company develops, acquires and operates multiplex theatres primarily in mid-sized metropolitan markets and suburban growth areas of larger metropolitan markets, predominantly in the eastern and northwestern United States. The Company seeks to locate each theatre where it will be the sole or leading exhibitor within a particular geographic film licensing zone. Management believes that at December 28, 2000, approximately 85% of the Company's screens were located in film licensing zones in which the Company was the sole exhibitor.

The Company has historically upgraded its theatre circuit by opening new theatres, adding new screens to existing theatres and selectively closing or disposing of under-performing theatres. The Company has also grown by acquiring eleven theatre circuits during the last seven years. From its inception through December 28, 2000, the Company has grown by acquiring 233 theatres with 1,905 screens (net of subsequently closed locations), developing 158 new theatres with 2,255 screens and adding 168 screens to existing theatres. This strategy has served to establish and enhance the Company's presence in selected geographic markets. In addition, as a result of this strategy, the Company enjoys one of the most modern asset bases in the industry with 44.3% of its circuit having been built since 1997. Approximately 44.0% of the Company's screens are in theatres with 15 or more screens.

As a whole, the film exhibition industry is in a period of transition. Over the past several years, film exhibition companies, including the Company, embarked on aggressive programs of rapidly building state of the art theatre complexes (complete with amenities such as stadium seating and digital stereo surround-sound) in an effort to increase overall industry attendance. However, these aggressive new building strategies generated significant competition in once stable markets and rendered many theatres obsolete more rapidly than anticipated. This effect, together with the fact that many of the now obsolete theatres are leased under long-term commitments, produced an oversupply of screens throughout the exhibition industry at a rate much quicker than the industry could effectively handle. The industry overcapacity coupled with declining national box office attendance during 2000 severely impacted the operating results of the Company and many of its competitors.

The exhibition industry continues to report severe liquidity concerns, defaults under credit facilities, renegotiations of financial covenants, as well as many recently announced bankruptcy filings. These industry dynamics have severely affected the Company, which has experienced deteriorating operating results over the last fiscal year. Additionally, because the Company has funded its expansion efforts over the past several years primarily from borrowings under its credit facilities, the Company's leverage has grown significantly over this time. Consequently, since the fourth quarter of 2000, the Company has been in default of certain financial covenants contained in its Senior Credit Facilities and its Equipment Financing.

As a result, the administrative agent under the Company's Senior Credit Facilities delivered payment blockage notices to the Company and the indenture trustee of the Regal Notes and the Regal Debentures prohibiting the payment by Regal of the semi-annual interest payments of approximately $28.5 million and $8.9 million due to the holders of the notes on December 1,

2000 and December 15, 2000, respectively. As a result of the interest payment defaults, the Company is also in default of its indentures related to the Regal Notes and Regal Debentures. Accordingly, the holders of the Company's Senior Credit Facilities and the indenture trustee have the right to accelerate the maturity of all of the outstanding indebtedness under the respective agreements, which together totals approximately $1.82 billion. The Company does not have the ability to fund or refinance the accelerated maturity of this indebtedness.

The Company has engaged financial advisers and is currently evaluating a longer-term financial plan to address various restructuring alternatives and liquidity requirements. The financial plan will provide for the closure of under-performing theatre sites, potential sales of non-strategic assets and a potential restructuring, recapitalization or a bankruptcy reorganization of the Company.

RESULTS OF OPERATIONS

         The Company's generates revenue primarily from admissions and concession sales. Additional revenues are generated by electronic video games located adjacent to the lobbies of certain of the Company's theatres, on-screen advertisements, and rebates from certain of its vendors . Direct theatre costs consist of film rental and advertising costs, costs of concessions and theatre operating expenses. Film rental costs are related to the popularity of a film and the length of time since the film's release and generally decline as a percentage of admission revenues the longer a film has been shown. Because certain concession items, such as fountain drinks and popcorn, are purchased in bulk and not pre-packaged for individual servings, the Company is able to improve its margins by negotiating volume discounts. Theatre operating expenses consist primarily of theatre labor and occupancy costs. At December 28, 2000, approximately 7.7% of the Company's employees were paid at the federal minimum wage and, accordingly, the minimum wage largely determines the Company's labor costs for those employees. Future increases in minimum wage requirements or legislation requiring additional employer funding of health care, among other things, may increase theatre operating expenses as a percentage of total revenues.

         The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items reflected in the Company's consolidated statements of operations.

                                            December 28,   December 30,   December 31,
                                                2000           1999           1998
                                               ------         ------         ------
Revenues:
    Admissions                                   67.8%          66.6%          65.5%
    Concessions                                  27.5           27.5           28.6
    Other operating revenue                       4.7            5.9            5.9
                                               ------         ------         ------
          Total revenues                        100.0          100.0          100.0
Operating expenses:
    Film rental and advertising costs            37.3           37.1           35.5
    Cost of concessions and other                 4.3            4.3            4.5
    Theatre operating expense                    39.5           36.4           34.2
    General and administrative                    3.3            3.1            2.9
    Depreciation and amortization                 8.5            7.8            7.4
    Recapitalization expenses                      --             --            9.3
    Theatre closing costs                         4.9             .4             --
    Loss on disposal of operating assets          1.8            1.6             --
    Loss on impairment of assets                 10.1            9.5            9.6
                                               ------         ------         ------
         Total operating expenses               109.7          100.2          103.4
Other income (expense):
    Interest expense                            (15.8)         (12.7)          (8.4)
    Interest income                                .2            0.1            0.2
    Other                                          --             --           (0.3)
                                               ------         ------         ------
Loss before taxes and extraordinary item        (25.3)         (12.8)         (11.9)
Benefit (provision) for income taxes:            (7.1)           4.4            3.1
                                               ------         ------         ------
Loss before extraordinary item                  (32.4)          (8.4)          (8.8)
Extraordinary item:
    Loss on extinguishment of debt                 --             --           (1.6)
                                               ------         ------         ------
Net loss                                        (32.4)%         (8.4)%        (10.4)%
                                               ======         ======         ======


FISCAL YEARS ENDED DECEMBER 28, 2000 AND DECEMBER 30, 1999

         Total Revenues. Total revenues increased in 2000 by 9.0% to $1,130.7 million from $1,037.1 million in 1999. This increase was attributable primarily to increased ticket prices. Box office ticket prices averaged $5.36 during 2000, which was 9.4% higher than the $4.90 average ticket price in 1999. Average concession per patron were also higher in 2000 ($2.17) versus 1999 ($2.03). The higher prices per patron increased revenue by $84.6 million. Also, the slight increase in year over year admissions of 2.0 million patrons contributed $14.2 million of the revenue increase. Such increases were partially offset by declines in other operating revenues.

         Direct Theatre Costs. Direct theatre costs in 2000 increased by 13.6% to $916.9 million from $806.9 million in 1999. Direct theatre costs as a percentage of total revenues increased to 81.1% in 2000 from 77.8% in 1999. The increase in direct theatre costs, as a percentage of total revenues was primarily attributable to increased film and advertising costs ($36.7 million), occupancy and rent ($41.6 million), and other operating expenses ($13.9 million). The increases are primarily due to additional theatres as the Company averaged 4,371 screens in 2000 versus 3,993 screens in 1999.

         General and Administrative Expenses. General and administrative expenses increased in 2000 by 17.0% to $37.6 million from $32.1 million in 1999. As a percentage of total revenues, general and administrative expenses increased to 3.3% in 2000 from 3.1% in 1999. The increase was due to approximately $6.0 million in additional legal and professional fees relating to the Company's restructuring efforts.

         Depreciation and Amortization. Depreciation and amortization expense increased in 2000 by 18.5% to $95.7 million from $80.8 million in 1999. The increase is due to the additional depreciation resulting from the Company's expansion efforts offset by the effects of asset write-offs due to theatre closings and impairment.

         Operating Loss. Operating loss for 2000 increased to $110.0 million, or 9.7% of total revenues, from $2.4 million, or 0.2% of total revenues, in 1999. The increased loss is primarily due to the $70.7 million increase in theatre closing costs, loss on disposals of assets, and impairment charges over 1999. Before the $190.4 million and $119.7 million of nonrecurring expenses for 2000 and 1999, respectively, operating income was 7.1% and 11.3% of total revenues for 2000 and 1999, respectively. The decrease is due to increased direct theatre costs, depreciation, and amortization.

         Interest Expense. Interest expense increased in 2000 by 35.1% to $178.6 million from $132.2 million in 1999. The increase was due to higher average borrowings as well as higher interest rates.

         Income Taxes. The provision from income taxes for the 2000 fiscal year was $80.8 million as compared to a benefit of $45.4 million in 1999. The difference is primarily due to the establishment of a valuation allowance against the Company's deferred tax assets.

         Net Loss. Net loss in 2000 increased to $366.5 million from $88.5 million in 1999.

FISCAL YEARS ENDED DECEMBER 30, 1999 AND DECEMBER 31, 1998

         Total Revenues. Total revenues increased in 1999 by 46.7% to $1,037.1 million from $707.0 million in 1998. This increase was attributable primarily to the net addition of 840 screens in 1999 and also reflects a full year of revenues for the Act III theatres as compared to the partial year results in 1998 (835 screens were added August 26, 1998 as a result of the Act III merger.) The $330.1 million increase for 1999 includes a $51.3 million decrease in revenues resulting from a decline in same store revenues, $175.7 million increase attributable to theatres acquired by the Company, and a $205.6 million increase attributable to new theatres constructed by the Company. Average ticket prices increased 8.6% during the period, reflecting an overall increase in ticket prices and a greater proportion of newer theatres with higher ticket prices in 1999 than in the same period in 1998. Average concession sales per customer increased 3.0% for the period, reflecting the greater proportion of newer theatres with higher concession prices and, to a lesser extent, an increase in concession prices.

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

         Income Taxes. The benefit from income taxes for the 1999 fiscal year increased to $45.4 million from $22.2 million compared to fiscal year 1998. The effective tax rate was 33.9% in the 1999 fiscal year as compared to 26.4% in the comparable 1998 period. The 1999 period reflected certain goodwill amortization costs that were not deductible for tax purposes. Additionally, the 1998 fiscal year reflected certain nondeductible recapitalization expenses. Both periods also differ due to the inclusion of state income taxes.

         Net Loss. Net loss in 1999 increased by 20.4% to $88.5 million from $73.5 million in 1998. Before nonrecurring expenses and extraordinary items, net
(loss) income was $(14.9) million and $29.6 million for 1999 and 1998, respectively, reflecting a 150.3% decrease.

IMPAIRMENT AND OTHER DISPOSAL CHARGES.

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

         Management uses the results of this analysis to determine whether impairment has occurred. The resulting impairment loss is measured as the amount by which the carrying value of the asset exceeds fair value, which is estimated using discounted cash flows. Discounted cash flows also include estimated proceeds for the sale of owned properties in the instances where management intends to sell the location. This analysis resulted in the recording of a $113.7 million and a $98.6 million impairment charge in fiscal 2000 and 1999, respectively.

Additionally, the Company's management team continually evaluates the status of the Company's under-performing locations. Consequently, the Company decided to close or relocate a number of existing theatre locations as well as discontinue plans to develop certain sites. During 2000, the Company recorded $20.9 million as the net loss on disposal of these locations as well as the write-off of certain costs incurred to develop sites, where the Company has discontinued development. In conjunction with certain closed locations, the Company has a reserve for lease termination costs of $41.4 million at December 28, 2000. This reserve for lease termination costs was initially established at December 30, 1999 and represents management's best estimate of the potential costs for exiting these leases and are based on analyses of the properties, correspondence with the landlord, exploratory discussions with potential sub lessees and individual market conditions.

LIQUIDITY AND CAPITAL RESOURCES

         Substantially all of the Company's revenues are derived from cash box office receipts and concession sales.

         The Company's capital requirements have historically arisen principally in connection with acquisitions of existing theatres, new theatre openings and the addition of screens to existing theatres and have been financed with debt and to a lesser extent internally generated cash. The Company's Senior Credit Facilities provide for borrowings of up to $1,005.0 million in the aggregate, consisting of the Revolving Credit Facility, which permits the Company to borrow up to $500.0 million on a revolving basis and $505.0 million, in the aggregate, of term loan borrowings under three separate term loan facilities. As of December 28, 2000, the Company had exhausted its capacity available under the Revolving Credit Facility. The loans under the Senior Credit Facilities bear interest at either a base rate (referred to as "Base Rate Loans") or adjusted LIBO rate (referred to as "LIBOR Rate Loans") plus, in each case, an applicable margin determined depending upon the Company's Total Leverage Ratio (as defined in the Senior Credit Facilities).

         On May 27, 1998, an affiliate of KKR and an affiliate of Hicks Muse merged with and into the Company, with the Company continuing as the surviving corporation. The consummation of the Regal Merger resulted in a recapitalization of the Company. In the Recapitalization, the Company's existing holders of Common Stock received cash for their shares of Common Stock, and KKR, Hicks Muse, DLJ and certain members of the Company's management acquired the Company. In addition, in connection with the Recapitalization, the Company canceled options and repurchased warrants held by certain directors, management and employees of the Company. The aggregate purchase price paid to affect the Regal Merger and the Option/Warrant Redemption was approximately $1.2 billion.

         In connection with the Recapitalization, the Company made an offer to purchase (the Tender Offer) all $125.0 million aggregate principal amount of the 8 1/2% Senior Subordinated Notes due October 1, 2007 (the "Old Regal Notes"). In conjunction with the Tender Offer, the Company also solicited consents to eliminate substantially all of the covenants contained in the indenture relating to the Old Regal Notes. The purchase price paid by the Company for the Old Regal Notes was approximately $139.5 million, including a premium of approximately $14.5 million.

         On May 27, 1998, the Company issued the first series of Regal Notes. The net proceeds from this issuance, initial borrowings of $375.0 million under the Company's Senior Credit Facilities and $776.9 million in proceeds from the Equity Investment were used: (i) to fund the cash payments required to effect the Regal Merger and the Option/Warrant Redemption; (ii) to repay and retire the Company's then existing senior credit facilities; (iii) to repurchase the Old Regal Notes; and (iv) to pay related fees and expenses.

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

         On November 10, 1998, the Company issued a second series of Regal Notes for $200 million. The proceeds of this issuance were used to repay and retire portions of the Senior Credit Facilities.

         On December 16, 1998, the Company issued the Regal Debentures for $200 million. The proceeds of the Debenture Offering were used to repay all of the then outstanding indebtedness under the Revolving Credit Facility and the excess was used for working capital purposes.

         Interest payments on the Regal Notes and the Regal Debentures and interest payments and amortization with respect to the Senior Credit Facilities represent significant liquidity requirements for the Company. The Company had interest expense of approximately $178.6 million for the twelve-month period ended December 28, 2000. In addition, for 2000, the amount paid under the Company's non-cancelable operating leases was $156.5 million.

         At December 28, 2000, the Company had 2 new theatres with 30 screens under construction. The Company intends to develop approximately 40 screens during 2001. The Company expects that the capital expenditures associated with new theatres will aggregate approximately $7.4 million during 2001.

         The Regal Notes, Regal Debentures and Senior Credit Facilities impose certain restrictions on the Company's ability to make capital expenditures and limit the Company's ability to incur additional indebtedness. Such restrictions could limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities. The covenants contained in the Senior Credit Facilities and/or the indentures governing the Regal Notes and the Regal Debentures also, among other things, limit the ability of the Company to dispose of assets, repay indebtedness or amend other debt instruments, pay distributions, enter into sale and leaseback transactions, make loans or advances and make acquisitions. Currently, under terms of the indentures governing the Regal Notes and Regal Debentures, the Company is prohibited from incurring additional indebtedness (as defined in such indentures).

         Since the fourth quarter of 2000, the Company has been in default of certain financial covenants contained in its Senior Credit Facilities and its Equipment Financing. As a result of the defaults, the administrative agent under the Company's Senior Credit Facilities delivered payment blockage notices to the Company and the indenture trustee of its Regal Notes and its Regal Debentures prohibiting the payment by Regal of the semi-annual interest payments of approximately $28.5 million and $8.9 million due to the holders of the notes on December 1, 2000 and December 15, 2000, respectively. As a result of the interest payment default, the

Company is also in default of the indentures related to the Regal Notes and Regal Debentures. Accordingly, the holders of the Company's Senior Credit Facilities and the indenture trustee for the Regal Notes and Regal Debentures have the right to accelerate the maturity of all of the Company's outstanding indebtedness under the respective agreements, which together totals approximately $1.82 billion. The Company does not have the ability to fund or refinance the accelerated maturity of this indebtedness.

         The Company has engaged financial advisers and is currently evaluating a longer-term financial plan to address various restructuring alternatives and liquidity requirements. The financial plan will provide for the closure of under-performing theatre sites, potential sales of non-strategic assets and a potential restructuring, recapitalization or a bankruptcy reorganization of the Company. Because of the potential restructuring alternatives, substantial doubt exists about the Company's ability to continue operating under its existing capital structure.

         In addition, the uncertainty regarding the eventual outcome of the Company's restructuring, and the effect of other unknown adverse factors, could threaten the Company's existence as a going concern. Continuing on a going concern basis is dependent upon, among other things, the success of the Company's financial plan, continuing to license popular motion pictures, maintaining the support of key vendors and key landlords, retaining key personnel and the continued slowing of construction within the theatre exhibition industry along with financial, business and other factors, many of which are beyond the Company's control.

         The Company anticipates it will incur significant legal and professional fees, and other restructuring costs, due to the ongoing restructuring of its business.

INFLATION; ECONOMIC DOWNTURN

         The Company does not believe that inflation has had a material impact on its financial position or results of operations. In times of recession, attendance levels experienced by motion picture exhibitors may be adversely affected. For example, revenues declined for the industry in 1990 and 1991.

NEW ACCOUNTING PRONOUNCEMENTS

         Recently Adopted Accounting Pronouncements - Emerging Issues Task Force
(EITF) Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction, is applicable to entities involved on behalf of an owner-lessor with the construction of an asset that will be leased to the lessee when construction of the asset is completed. The consensus reached in Issue No. 97-10 applies to construction projects committed to after May 21, 1998 and to those projects that were committed to on May 21, 1998 if construction did not commence by December 31, 1999. Issue 97-10 has required the Company to be considered the owner (for accounting purposes) of these types of projects during the construction period as well as when construction of the asset is completed. Subsequent to the issuance of Issue 97-10, the Company did not amend the leasing arrangements that were historically recorded as off-balance sheet operating leases as such amendments would have changed the economics of the lease agreements. Management believes a change in the economics of the lease would have been unfavorable to the Company. Therefore, the Company is required to record such leases as lease financing arrangements (capital leases). The application of the provisions of EITF Issue No. 97-10 resulted in the recording of approximately $83.3 and $75.5 million of such leases as capital leases in 2000 and 1999, respectively.

         During the fourth quarter of 2000, the Company adopted SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides guidance for applying generally accepted accounting principles to selected revenue recognition issues. The adoption of SAB No. 101 did not have a material effect on the Company's consolidated financial statements.

         Accounting Pronouncements Not Yet Adopted - In June 1998,
Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities was issued, and was subsequently amended by SFAS Nos. 137 and 138. These statements specify how to report and account for derivative instruments and hedging activities, thus requiring the recognition of those items as assets or liabilities in the statement of financial position and measure them at fair value. The Company adopted these statements in the first quarter of fiscal 2001. The adoption of these statements did not have a material effect on the Company's consolidated financial statements (see note 14 of the Consolidated Financial Statements).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         With certain instruments entered into for other than trading purposes, the Company is subject to market risk exposure related to changes in interest rates. As of December 28, 2000, the Company has in place a $1,005.0 million bank credit facility whose various components mature during 2005 through 2007. A portion of that facility, a $500.0 million revolver, bears interest at a percentage point spread from either the base rate or LIBOR both based on the Company's total leverage ratio. As of December 28, 2000, the Company had $495.0 million outstanding under the revolver at interest rates ranging from 9.00% to 10.50%. The remaining portion of the bank credit facility is $505.0 million in term loans.

         Borrowings under the Term A Loan or the Revolving Credit Facility can be made at the Base Rate plus a margin of 0% to 1%, depending on the Total Leverage Ratio. The Base Rate on revolving loans is the rate established by the Administrative Agent in New York as its base rate for dollars loaned in the United States. The LIBOR Rate is based on the length of the loan. The outstanding balance under the Term A Loan was $235.2 million at December 28, 2000 with $2.4 million due annually through 2004 and the balance due in 2005.

         Borrowings under the Term B Loan can be made at the Base Rate plus a margin of 0.75% to 1.25%, depending on the Total Leverage Ratio. The outstanding balance under the Term B Loan was $137.5 million at December 28, 2000 with the balance due in 2006.

         Borrowings under the Term C Loan can be made at the Base Rate plus a margin of 1.0% to 1.5%, depending on the Total Leverage Ratio. The outstanding balance under the Term C Loan was $132.3 million at December 28, 2000 with $1.35 million due annually through 2006, and the balance due in 2007.

         The weighted average interest rates through the expected maturity dates for the Company's term loans and revolving credit facility are 10.27% and 10.70%, respectively, based on the Company's current spread of 1.00% for the revolver and 1.0% to 1.5% for the term loans. While changes in the Base Rate would affect the cost of funds borrowed in the future, the Company believes the effect, if any, of reasonably possible near term changes in interest rates on the Company's consolidated financial position, results of operations, or cash flows would not be material.

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

             YEAR                                               PRICE
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

         The fair market value of the outstanding senior subordinated debt as of December 28, 2000 was $56.0 million based on market prices as of that date.

         In September 1998, the Company entered into interest rate swap agreements with five-year terms to hedge a portion of the Credit Facilities variable interest rate risk. On September 22, 2000, the Company monetized the value of all of these contracts for approximately $8.6 million. The gain realized from the termination of the swap agreements has been deferred and will be amortized as a credit to interest expenses over the remaining original term of these swap agreements (through September 2003). The current portion of this gain is included in accrued expenses and the long-term portion in other liabilities. The fair value of the Company's remaining interest rate swap, which matures on March 21, 2002, is ($0.3) million. The fair value of the Company's interest rate swap agreements at December 30, 1999 was $11.7 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report                                                     29
Consolidated Balance Sheets at December 28, 2000 and December 30, 1999           30
Consolidated Statements of Operations for the years ended December 28, 2000,
  December 30, 1999 and December 31, 1998                                        31
Consolidated Statements of Shareholders' Equity (Deficit) for the years ended
  December 28, 2000, December 30, 1999 and December 31, 1998                     32
Consolidated Statements of Cash Flows for the years ended December 28, 2000,
  December 30, 1999 and December 31, 1998                                        33
Notes to Consolidated Financial Statements                                       34

INDEPENDENT AUDITORS' REPORT

Board of Directors
Regal Cinemas, Inc.
Knoxville, Tennessee

We have audited the accompanying consolidated balance sheets of Regal Cinemas, Inc. and subsidiaries (the Company) as of December 28, 2000 and December 30, 1999, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 28, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Regal Cinemas, Inc. and subsidiaries as of December 28, 2000 and December 30, 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's deteriorating operating results, shareholders' equity deficiency, and defaults under its financing arrangements raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note
1. The financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.



/s/ DELOITTE & TOUCHE LLP

February 20, 2001
Nashville, Tennessee

REGAL CINEMAS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 28, 2000 AND DECEMBER 30, 1999
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              DECEMBER 28,   DECEMBER 30,
                                                                  2000           1999
                                                              -----------    -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                   $   118,834    $    40,604
  Accounts receivable                                               1,473          2,752
  Reimbursable construction advances                               10,221         20,250
  Inventories                                                       6,092          5,050
  Prepaid and other current assets                                 22,690         18,283
  Assets held for sale                                              3,808          9,670
  Deferred income tax asset                                            --            633
                                                              -----------    -----------
             Total current assets                                 163,118         97,242

PROPERTY AND EQUIPMENT:
  Land                                                             87,491        113,516
  Buildings and leasehold improvements                          1,119,677        999,012
  Equipment                                                       453,320        453,751
  Construction in progress                                          8,195         75,879
                                                              -----------    -----------
                                                                1,668,683      1,642,158
  Accumulated depreciation and amortization                      (246,850)      (185,409)
                                                              -----------    -----------
        Total property and equipment, net                       1,421,833      1,456,749
GOODWILL, net of accumulated amortization of $31,080 and
  $20,952, respectively                                           365,227        398,567
DEFERRED INCOME TAX ASSET                                              --         86,075
OTHER ASSETS                                                       40,950         41,576
                                                              -----------    -----------
TOTAL ASSETS                                                  $ 1,991,128    $ 2,080,209
                                                              ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Current maturities of long-term obligations                 $ 1,823,683    $     6,537
  Accounts payable                                                 55,753        101,152
  Accrued expenses                                                148,559         56,701
                                                              -----------    -----------
        Total current liabilities                               2,027,995        164,390
LONG-TERM OBLIGATIONS, less current maturities:
  Long-term debt                                                    3,709      1,679,217
  Capital lease obligations                                        17,790         19,722
  Lease financing arrangements                                    153,350         74,199
OTHER LIABILITIES                                                  40,669         28,521
                                                              -----------    -----------
        Total liabilities                                       2,243,513      1,966,049
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
  Preferred stock, no par; 100,000,000 shares authorized,
    none issued and outstanding                                        --             --
  Common stock, no par; 500,000,000 shares authorized;
    216,282,348 issued and outstanding in 2000; 216,873,501
    issued and outstanding in 1999                                196,804        199,778
  Loans to shareholders                                            (3,414)        (6,388)
  Retained deficit                                               (445,775)       (79,230)
                                                              -----------    -----------
        Total shareholders' equity (deficit)                     (252,385)       114,160
                                                              -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)          $ 1,991,128    $ 2,080,209
                                                              ===========    ===========

See notes to consolidated financial statements.

REGAL CINEMAS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 28, 2000, DECEMBER 30, 1999, AND DECEMBER 31, 1998 (IN THOUSANDS)

                                                            DECEMBER 28,   DECEMBER 30,  DECEMBER 31,
                                                                2000           1999         1998
                                                            -----------    -----------    ---------
REVENUES:
  Admissions                                                $   767,108    $   690,469    $ 462,826
  Concessions                                                   310,234        285,707      202,418
  Other operating revenue                                        53,379         60,895       41,783
                                                            -----------    -----------    ---------
         Total revenues                                       1,130,721      1,037,071      707,027

OPERATING EXPENSES:
  Film rental and advertising costs                             421,594        384,894      251,345
  Cost of concessions and other                                  48,962         44,276       31,657
  Theatre operating expenses                                    446,391        377,702      241,720
  General and administrative expenses                            37,593         32,134       20,355
  Depreciation and amortization                                  95,734         80,787       52,413
  Recapitalization expenses                                          --             --       65,755
  Theatre closing costs                                          55,802          4,269           --
  Loss on disposal of operating assets                           20,893         16,826          861
  Loss on impairment of assets                                  113,734         98,587       67,873
                                                            -----------    -----------    ---------
         Total operating expenses                             1,240,703      1,039,475      731,979
                                                            -----------    -----------    ---------

OPERATING LOSS                                                 (109,982)        (2,404)     (24,952)
                                                            -----------    -----------    ---------
OTHER INCOME (EXPENSE):
  Interest expense                                             (178,559)      (132,162)     (59,301)
  Interest income                                                 2,821            659        1,506
  Other                                                              --             --       (1,081)
                                                            -----------    -----------    ---------
LOSS BEFORE INCOME TAXES                                       (285,720)      (133,907)     (83,828)

BENEFIT FROM (PROVISION FOR) INCOME TAXES                       (80,825)        45,357       22,170
                                                            -----------    -----------    ---------

LOSS BEFORE EXTRAORDINARY ITEM                                 (366,545)       (88,550)     (61,658)

EXTRAORDINARY ITEM:
  Loss on extinguishment of debt, net of applicable taxes            --             --      (11,890)
                                                            -----------    -----------    ---------
NET LOSS                                                    $  (366,545)   $   (88,550)   $ (73,548)
                                                            ===========    ===========    =========

See notes to consolidated financial statements.

REGAL CINEMAS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 28, 2000, DECEMBER 30, 1999, AND DECEMBER 31, 1998 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                   COMMON         PREFERRED     LOANS TO      RETAINED
                                                    STOCK           STOCK     SHAREHOLDERS    EARNINGS          TOTAL
                                                 -----------      ---------      -------      ---------      -----------
BALANCE, JANUARY 1, 1998                         $   223,707      $      --      $    --      $  82,868      $   306,575
    Purchase and retirement of 223,937,974
    shares of common stock related to the
    Recapitalization                              (1,119,690)            --           --             --       (1,119,690)
  Issuance of 2,630,556 shares of
    Common stock related to the
    Recapitalization                                  13,153             --           --             --           13,153
  Issuance of 15,277 shares of Series A
    Convertible Preferred Stock related
     to the Recapitalization                              --        763,820           --             --          763,820
  Conversion of 15,277 shares of Series A
    Convertible Preferred Stock to
     152,763,973 shares of
     common stock                                    763,820       (763,820)          --             --               --
  Issuance of 60,383,388 shares of common
     stock and 5,195,598 options to purchase
     the Company's common stock related to
     the acquisition of Act III                      312,157             --           --             --          312,157
  Issuance of 808,313 shares of common
    stock in exchange for shareholder loans            4,212             --       (4,140)            --               72
  Stock option amortization                               68             --           --             --               68
  Net loss                                                --             --           --        (73,548)         (73,548)
                                                 -----------      ---------      -------      ---------      -----------

BALANCE, DECEMBER 31, 1998                       $   197,427      $      --      $(4,140)     $   9,320      $   202,607
  Issuance of 120,000 shares of common
     stock upon exercise of stock options                600             --           --             --              600
  Issuance of 569,500 shares of common
     stock in exchange for shareholder loans           2,848             --       (2,848)            --               --
  Repurchase and cancellation of 307,564
     shares of common stock                           (1,097)            --          600             --             (497)
  Net loss                                                --             --           --        (88,550)         (88,550)
                                                 -----------      ---------      -------      ---------      -----------

BALANCE, DECEMBER 30, 1999                       $   199,778      $      --      $(6,388)     $ (79,230)     $   114,160
  Cancellation of 591,153
     shares of common stock                           (2,974)            --        2,974             --               --
  Net loss                                                --             --           --       (366,545)        (366,545)
                                                 -----------      ---------      -------      ---------      -----------
BALANCE, DECEMBER 28, 2000                       $   196,804      $      --      $(3,414)     $(445,775)     $  (252,358)
                                                 ===========      =========      =======      =========      ===========


See notes to consolidated financial statements.

REGAL CINEMAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 28, 2000, DECEMBER 30, 1999, AND DECEMBER 31, 1998 (IN THOUSANDS)


                                                                DECEMBER 28,   DECEMBER 30,    DECEMBER 31,
                                                                    2000          1999            1998
                                                                 ---------      ---------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $(366,545)     $ (88,550)     $   (73,548)
 Adjustments to reconcile net loss
    to net cash provided by  (used in) operating activities:
Depreciation and amortization                                       95,734         80,787           52,413
Non-cash loss on extinguishment of debt                                 --             --            4,975
Loss on impairment of assets                                       113,734         98,587           67,873
Loss on disposal of operating assets                                20,893         16,826              861
Theatre closing costs                                               55,802          4,269               --
Deferred income taxes                                               86,708        (47,899)         (29,771)
Changes in operating assets and liabilities,
 net of effects from acquisitions:
  Accounts receivable                                                1,279            409            3,585
  Inventories                                                       (1,042)        (1,036)            (118)
  Prepaids and other current assets                                 (4,407)        (6,304)          (3,373)
  Accounts payable                                                 (45,399)        22,352           13,054
  Accrued expenses and other liabilities                            39,601         13,248            9,132
                                                                 ---------      ---------      -----------
        Net cash (used in) provided by operating activities         (3,642)        92,689           45,083

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                              (148,751)      (435,768)        (286,363)
Proceeds from sale of fixed assets                                  75,791          8,875            1,731
Decrease (increase) in reimbursable construction advances           10,029        (11,607)          (5,761)
Increase (decrease) in goodwill and other assets                       626          2,618           (5,829)
                                                                 ---------      ---------      -----------
        Net cash used in investing activities                      (62,305)      (435,882)        (296,222)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under long-term obligations                             177,000        390,000        1,329,800
Payments on long-term obligations                                  (41,426)       (26,927)        (688,653)
Deferred financing costs                                                --             --          (45,137)
Proceeds from issuance of stock, net                                    --             --          774,691
Proceeds from interest rate swap terminations                        8,603             --               --
Purchase and retirement of common stock                                 --           (497)      (1,117,407)
Exercise of warrants, options and stock
    compensation expense                                                --            600               68
                                                                 ---------      ---------      -----------
         Net cash provided by financing activities                 144,177        363,176          253,362
                                                                 ---------      ---------      -----------

NET INCREASE IN CASH AND EQUIVALENTS                                78,230         19,983            2,223

CASH AND EQUIVALENTS, beginning of period                           40,604         20,621           18,398
                                                                 ---------      ---------      -----------
CASH AND EQUIVALENTS, end of period                              $ 118,834      $  40,604      $    20,621
                                                                 =========      =========      ===========







See notes to consolidated financial statements.

REGAL CINEMAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 2000, DECEMBER 30, 1999 AND DECEMBER 31, 1998

1.       THE COMPANY AND INDUSTRY CONSIDERATIONS

         Regal Cinemas, Inc. and its wholly owned subsidiaries (the "Company" or "Regal") operate multi-screen motion picture theatres principally throughout the eastern and northwestern United States.

         The film exhibition industry continues to face severe financial challenges due primarily to the rapid building of state of the art theatre complexes that resulted in an unanticipated oversupply of screens. The aggressive new build strategies generated significant competition in certain once stable markets and rendered many older theatres obsolete more rapidly than anticipated. This effect, together with the fact many of the now obsolete theatres are leased under long-term commitments, produced an oversupply of screens throughout the exhibition industry at a rate much quicker than the industry could effectively handle. This industry overcapacity coupled with declines in national box office attendance during 2000 has negatively affected the operating results of the Company and many of its competitors. The exhibition industry continues to report severe liquidity concerns, defaults under credit facilities, renegotiations of financial covenants, as well as several announced bankruptcy filings.

         These industry dynamics have severely affected the Company, which continues to experience deteriorating operating results and a deficit in shareholders' equity at December 28, 2000. Additionally, because the Company has funded expansion efforts over the past several years primarily from borrowings under its credit facilities, the Company's leverage has grown significantly over this time. Consequently, since the fourth quarter of 2000, the Company has been in default of certain financial covenants contained in its Senior Credit Facilities and its equipment financing agreement ("Equipment Financing") As a result of the default, the administrative agent under the Company's Senior Credit Facilities delivered payment blockage notices to the Company and the indenture trustee of its 9-1/2% Senior Subordinated Notes due 2008 (the "Regal Notes") and its 8-7/8% Senior Subordinated Debentures due 2010 (the "Regal Debentures") prohibiting the payment by Regal of the semi-annual interest payments of approximately $28.5 million and $8.9 million due to the holders of the notes on December 1, 2000 and December 15, 2000, respectively. As a result of the interest payment defaults, the Company is also in default of the indentures related to Regal Notes and Regal Debentures. Accordingly, the holders of the Company's Senior Credit Facilities and the indenture trustee for the Regal Notes and Regal Debentures have the right to accelerate the maturity of all of the outstanding indebtedness under the respective agreements, which together totals approximately $1.82 billion. The Company does not have the ability to fund or refinance the accelerated maturity of this indebtedness.

         The Company has engaged financial advisers and is currently evaluating a long-term financial plan to address various restructuring alternatives and liquidity requirements. The financial plan will provide for the closure of under-performing theatre sites, potential sales of non-strategic assets and a potential restructuring, recapitalization or a bankruptcy reorganization of the Company. In light of the Company's current financial condition, substantial doubt exists about the Company's ability to continue operating under its existing capital structure.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has experienced deteriorating operating results and has a shareholders' equity deficiency as of December 28, 2000. As discussed above, the Company is also in default of financial covenants under its financing arrangements and does not have the ability to fund or refinance the resulting accelerated maturity of its indebtedness. These factors among others raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that may result from the outcome of these uncertainties.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Regal and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated from the consolidated financial statements.

         FISCAL YEAR - The Company maintains its accounting records on a 52 week fiscal year with four thirteen week quarters. The fiscal months of March, June, August, and November consist of five weeks while all other months consist of four.

         CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At December 28, 2000 and December 30, 1999, the Company held approximately $107.0 million and $29.1 million, respectively, in temporary cash investments in the form of certificates of deposit and variable rate investment accounts with major financial institutions.

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

                  Buildings and leaseholds              20-30 years
                  Equipment                              5-20 years

         Included in property and equipment is $188.0 million and $126.5 million of assets accounted for under capital leases and lease financing arrangements as of December 28, 2000 and December 30, 1999, respectively. Amortization is provided using the straight-line method over the shorter of the lease terms or the estimated useful lives noted above.

         Interest is capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, Capitalization of Interest. Capitalized interest was $5.4 million, $11.5 million, and $6.2 million for fiscal years 2000, 1999 and 1998, respectively.

         GOODWILL - Goodwill, which represents the excess of acquisition costs over the net assets acquired in business combinations, has been allocated to the individual theatres acquired and is amortized on the straight-line method. Goodwill generated from the acquisition of Act III Cinemas, Inc. (see note 4) is amortized over a 40 year period, all other goodwill is amortized over a 25-30 year period.

         IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews long-lived assets, including allocated goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset, an impairment charge is recognized in the amount by which the carrying value of the assets exceeds its fair market value. Assets are evaluated for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. The fair value of assets is determined using the present value of the estimated future cash flows or the expected selling price less selling costs for assets expected to be disposed of.

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

         STOCK-BASED COMPENSATION - SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to adopt the fair value method of accounting for stock-based employee compensation. The Company has chose to continue to account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (see Note 9).

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

         SEGMENTS - The Company manages its business based on one reportable segment.

         LEASE FINANCING ARRANGEMENT - Emerging Issues Task Force (EITF) Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction, is applicable to entities involved on behalf of an owner-lessor with the construction of an asset that will be leased to the lessee when construction of the asset is completed. The consensus reached in Issue No. 97-10 applies to construction projects committed to after May 21, 1998 and to those projects that were committed to on May 21, 1998 if construction did not commence by December 31, 1999. Issue 97-10 has required the Company to be considered the owner (for accounting purposes) of these types of projects during the construction period as well as when construction of the asset is completed. Therefore, as discussed in Note 7, the Company is required to record such leases as lease financing arrangements (capital leases). The application of the provisions of EITF Issue No. 97-10 resulted in the recording of approximately $83.3 million and $75.5 million of such leases as capital leases in 2000 and 1999, respectively. The application of the provisions of EITF Issue No. 97-10 has resulted in payments of $16.3 million in 2000 and $2.1 million in 1999 that would have been shown as rent expense absent this pronouncement.

         NEW ACCOUNTING STANDARDS - During the fourth quarter of 2000, the Company adopted SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides guidance for applying generally accepted accounting principles to selected revenue recognition issues. The adoption of SAB No. 101 did not have a material effect on the Company's consolidated financial statements.

         In June 1998, Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging

         Activities was issued, and was subsequently amended by SFAS Nos. 137 and 138. These statements specify how to report and account for derivative instruments and hedging activities, thus requiring the recognition of those items as assets or liabilities in the statement of financial position and measure them at fair value. The Company adopted these statements in the first quarter of fiscal 2001. The adoption of these statements did not have a material effect on the Company's consoldiated financial statements (see Note 14).

3.       MERGER AND RECAPITALIZATION

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

         The net proceeds of a $400 million senior subordinated note offering, initial borrowings of $375.0 million under senior credit facilities and the proceeds of $776.9 million from the investment by KKR, Hicks Muse, DLJ Merchant Banking Partners II, L.P. and affiliated funds (DLJ) and management in the Company were used: (i) to fund the cash payments required to effect the Merger and the Option/Warrant Redemption; (ii) to repay and retire the Company's existing senior credit facilities;
         (iii) to repurchase the Company's existing 8.5% senior subordinated notes (Regal Notes); and (iv) to pay related fees and expenses. Upon consummation of the Merger, KKR owned $287.3 million of the Company's equity securities, Hicks Muse owned $437.3 million of the Company's equity securities and DLJ owned $50.0 million of the Company's equity securities. Each investor received securities consisting of a combination of the Company's common stock, no par value (Common Stock), and the Company's Series A Convertible Preferred Stock, no par value (Convertible Preferred Stock), which was converted into Common Stock on June 3, 1998. To equalize KKR's and Hicks Muse's investments in the Company at $362.3 million each, Hicks Muse exchanged $75.0 million of Convertible Preferred Stock, with KKR for $75.0 million of common stock of Act III Cinemas, Inc. (Act III). As a result of the Recapitalization and the Act III Merger (see Note 4), KKR and Hicks Muse each own approximately 46.3% of the Company's Common Stock, with DLJ, management and other minority holders owning the remainder.

         During 1998, nonrecurring costs of approximately $65.7 million, including approximately $41.9 million of compensation costs, were incurred in connection with the Recapitalization. Financing costs of approximately $34.2 million were incurred and classified as deferred financing costs which will be amortized over the lives of the new debt facilities (see Note 7). Of the total Merger and

         Recapitalization costs above, an aggregate of $19.5 million was paid to KKR and Hicks Muse.

4.       ACQUISITIONS

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

         The Act III Merger has been accounted for as a purchase, applying the applicable provisions of Accounting Principles Board Opinion No. 16. The allocation of the purchase price as of December 28, 2000 is as follows:

         (IN THOUSANDS)
         Property and equipment                                        $ 343,694
         Long-term debt assumed                                         (411,337)
         Net working capital acquired                                    (18,541)
         Excess purchase cost over fair value of net assets acquired     398,341
                                                                       ---------
         Total purchase cost                                           $ 312,157
                                                                       =========

         The above allocation of purchase cost has been allocated to the acquired assets and liabilities of Act III based on estimates of fair value as of the closing date.

         The following pro forma unaudited fiscal year results of operations data give effect to the Act III Merger and the Recapitalization (Note
         3) as if they had occurred as of January 3, 1997:

         (IN THOUSANDS)                                                   1998
                                                                       ---------
         Revenues                                                      $ 897,459
         Loss before extraordinary item                                $ (67,571)
         Net loss                                                      $ (79,407)

5.       SALE - LEASEBACK TRANSACTIONS

         During the third quarter of fiscal 2000, the Company completed sale-leaseback transactions involving 15 of its owned theatres. Under the terms of the transaction, the land and related improvements of the theateres were sold for $45.2 million and have been leased back for an initial lease term of 20 years. The leases include specified renewal options for up to 20 additional years and have been accounted for as operating leases. Rent expense during the initial term will be approximately $5.0 million annually. The gain on the sale of $2.1 million will be amortized over the initial lease term of 20 years and will offset rent expense.

 6.      IMPAIRMENT OF LONG-LIVED ASSETS

         ASSET IMPAIRMENT - As stated in Note 2, the Company periodically reviews the carrying value of long-lived assets, including allocated goodwill, for impairment based on expected future cash flows. Such reviews are performed as part of the Company's budgeting process and are performed on an individual theatre level, the lowest level of identifiable cash flows. Factors considered in management's estimate of future theatre cash flows include historical operating results over complete operating cycles, current and anticipated impacts of competitive openings in individual markets, and anticipated sales or dispositions of theatres.

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

                                                          2000     1999     1998
                                                        --------  -------  -------
         (IN THOUSANDS)
         Write-down of theatre property and equipment   $ 91,490  $46,460  $22,617
         Write-down of FunScape property and equipment       564   22,017   36,950
         Write-off of goodwill                            21,680   30,110    8,306
                                                        --------  -------  -------
         Total                                          $113,734  $98,587  $67,873
                                                        ========  =======  =======


         THEATRE CLOSING AND LOSS ON DISPOSAL COSTS - The Company's management team continually evaluates the status of the Company's under-performing locations. During 2000, the Company recorded $20.9 million as the net loss on disposal of these locations as well as the write-off of certain costs incurred to develop sites, where the Company has discontinued development. In conjunction with certain closed or abandoned locations, the Company has a reserve for lease termination and related costs of $41.4 million at December 28, 2000. This reserve was initially established at December 30, 1999 and represents management's best estimate of the potential costs for exiting these leases and are based on analyses of the properties, correspondence with the landlord, exploratory discussions with potential sub lessees and individual market conditions.

         The following is the activity in this reserve during 2000:

         (IN THOUSANDS)
         Beginning balance, December 30, 1999                $  4,269
         Rent and other termination payments                  (14,967)
         Additional closing and termination costs              56,124
         Revision of prior estimates                           (3,963)
                                                             --------
         Ending balance, December 28, 2000                   $ 41,463
                                                             ========

         The Company has made decisions subsequent to December 28, 2000 to close additional theatres in conjunction with its restructuring program. These closures will result in additional theatre closing and loss on disposal costs being recognized in 2001.

7.       LONG-TERM OBLIGATIONS

         Long-term obligations at December 28, 2000 and December 30, 1999, consists of the following:

                                                                                  DECEMBER 28,     DECEMBER 30,
         (IN THOUSANDS)                                                              2000             1999
                                                                                  -----------      -----------
         $600,000 of the Company's senior subordinated notes due June 1, 2008, with interest payable semiannually at 9.5%. Notes are redeemable, in whole or in part, at the option of the Company at any time on or after
         June 1, 2003, at the redemption prices (expressed as percentages of the principal amount thereof) set forth below together with accrued and unpaid interest to the redemption date, if redeemed during the 12 month period beginning on June 1 of the years indicated:

                                                              REDEMPTION
                                        YEAR                     PRICE
                                        2003                   104.750%

                                        2004                   103.167%

                                        2005                   101.583%

                                        2006 and thereafter    100.000%           $   600,000      $   600,000


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

                                                              REDEMPTION
                                        YEAR                     PRICE
                                        2003                   104.750%
                                        2004                   103.328%
                                        2005                   101.219%
                                        2006                   101.109%           $   200,000     $    200,000
                                        2007                   100.000%

         Term Loans                                                                   505,000          508,750

         Revolving credit facility                                                    495,000          370,000

         Equipment financing note payable, payable in varying quarterly installments through April 1, 2005, including interest at LIBOR plus 3.25% (9.93% at December 28, 2000), collateralized by related
         equipment                                                                     19,500               --

         Capital lease obligations, 11.5% to 14.0%, maturing in various
         installments through 2024                                                     19,597           21,311

         Other                                                                          4,270            4,877

         Lease financing arrangements, 11.5%, maturing in
         various installments through 2020                                            155,165           74,737
                                                                                  -----------      -----------
                                                                                    1,998,532        1,779,675
         Less current maturities                                                   (1,823,683)          (6,537)
                                                                                  -----------      -----------
         Total long-term obligations                                              $   174,849      $ 1,773,138
                                                                                  ===========      ===========

         CREDIT FACILITIES - In connection with the Merger and Recapitalization (see Note 3), the Company entered into credit facilities provided by a syndicate of financial institutions. In August 1998, December 1998, and March 1999, such credit facilities were amended. Such credit facilities (the Credit Facilities) now include a $500.0 million Revolving Credit Facility (including the availability of Revolving Loans, Swing Line Loans, and Letters of Credit) and three term loan facilities: Term A, Term B, and Term C (the Term Loans). The Company must pay an annual commitment fee ranging from 0.2% to 0.425%, depending on the Company's Total Leverage Ratio, as defined in the Credit Facilities, of the unused portion of the Revolving Credit Facility. The Revolving Credit Facility expires in June 2005. At December 28, 2000, there were $495.0 million in outstanding borrowings under the Revolving Credit Facility.

         Borrowings under the Term A Loan or the Revolving Credit Facility can be made at the Base Rate plus a margin of 0% to 1%, depending on the Total Leverage Ratio. The Base Rate on revolving loans is the rate established by the Administrative Agent in New York as its base rate for dollars loaned in the United States. The outstanding balance under the Term A Loan was $235.2 million at December 28, 2000 and $237.6 million at December 30, 1999 with $2.4 million due annually through 2004 and the balance due in 2005.

         Borrowings under the Term B Loan can be made at the Base Rate plus a margin of 0.75% to 1.25%, depending on the Total Leverage Ratio. The outstanding balance under the Term B Loan was $137.5 million at December 28, 2000 and December 30, 1999 with the balance due in 2006.

         Borrowings under the Term C Loan can be made at the Base Rate plus a margin of 1.0% to 1.5%, depending on the Total Leverage Ratio. The outstanding balance under the Term C Loan was $132.3 million at December 28, 2000 and $133.7 million at December 30, 1999 with $1.35 million due annually through 2006, and the balance due in 2007.

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

         Since the fourth quarter of 2000, the Company has been in default of certain financial covenants contained in its Credit Facilities and its equipment financing term note. As a result, the administrative agent under the Company's Credit Facilities delivered payment blockage notices to the Company and the indenture trustee of the Regal Notes and the Regal Debentures prohibiting the payment by Regal of the semi-annual interest payments of approximately $28.5 million and $8.9 million due to the holders of the notes on December 1, 2000 and December 15, 2000, respectively. As a result of the interest payment defaults, the Company is also in default of its indenture agreements related to the Regal Notes and Regal Debentures. Accordingly, the holder of the Company's Credit Facilities and the indenture trustee have the right to accelerate the maturity of all of the outstanding indebtedness under the respective agreements, which together totals approximately $1.82 billion. The Company does not have the ability to fund or refinance the accelerated maturity of this indebtedness. Accordingly, the Company has classified the Credit Facilities, Equipment Financing, Regal Notes and Regal Debentures as current liabilities in the accompanying balance sheet as of December 28, 2000.

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

         MATURITIES OF LONG TERM OBLIGATIONS -
         The Company's long term debt, capital lease obligations, and lease financing arrangements are scheduled to mature as follows (in thousands):

                                                      LEASE
                         LONG-TERM      CAPITAL     FINANCING
         (IN THOUSANDS)    DEBT         LEASES     ARRANGEMENTS      TOTAL
         ----           ----------     --------    ------------    ----------
         2001           $1,820,061     $  1,807     $    1,815     $1,823,683
         2002                  490        2,312          2,009          4,811
         2003                  541        2,669          2,256          5,466
         2004                  597        3,082          2,697          6,376
         2005                  659        3,558          3,465          7,682
         Thereafter          1,422        6,169        142,923        150,514
                        ----------     --------     ----------     ----------
                        $1,823,770     $ 19,597     $  155,165     $1,998,532
                        ==========     ========     ==========     ==========


         TENDER OFFER - In connection with the Recapitalization, the Company commenced a tender offer for all of the Company's 8.5% senior subordinated notes (Regal Notes) and a consent solicitation in order to effect certain changes in the related indenture. Upon completion of the tender offer, holders had tendered and given consents with respect to 100% of the outstanding principal amount of the Regal Notes. In addition, the Company and the trustee executed a supplement to such indenture, effecting the proposed amendments that included, among other things, the elimination of all financial covenants for the Regal Notes. On May 27, 1998, the Company paid, for each $1,000 principal amount, $1,116.24 for the Regal Notes tendered plus, in each case, accrued and unpaid interest of $13.22. Regal financed the purchase price of the Regal Notes with funds from the Recapitalization.

         EXTRAORDINARY LOSS - In 1998, the Company recognized a loss of $11.9 million, net of income taxes of $7.6 million, for the write-off of deferred financing costs and prepayment penalties incurred in connection with redeeming the Regal Notes as well as for the write-off of deferred financing costs related to the Company's previous credit facility. Such loss is reported as an extraordinary loss in the accompanying financial statements

8.       COMMITMENTS AND CONTINGENCIES

         LEASES - The majority of leases entered into by the Company, principally for theatres, are accounted for as operating leases. The Company, at its option, can renew a substantial portion of the leases at defined or then fair rental rates for various periods. Certain leases for Company theatres provide for contingent rentals based on revenues. Minimum rentals payable under all noncancelable operating leases with terms in excess of one year as of December 28, 2000, are summarized for the following fiscal years:

         (IN THOUSANDS)
                              2001                    147,407
                              2002                    146,012
                              2003                    146,289
                              2004                    146,802
                              2005                    145,791
                              Thereafter            1,771,657

         Rent expense under such operating leases amounted to $158.2 million, $130.3 million, and $80.9 million for fiscal years 2000, 1999 and 1998, respectively. Contingent rent expense was $3.6 million, $3.6 million, and $2.8 million for fiscal years 2000, 1999, and 1998, respectively.

         The Company has also entered into certain lease agreements for the operation of theatres not yet constructed. The scheduled completion of construction for these theatre openings is at various dates during fiscal 2001. As of December 28, 2000, the total future minimum rental payments under the terms of these leases approximate $34.2 million to be paid over 15 to 20 years.

         CONTINGENCIES - The Company is presently involved in various legal proceedings arising in the ordinary course of its business operations, including personal injury claims, employment matters and contractual disputes. During fiscal 2000, the Company also became a defendant in a number of claims arising from its decision to close theatre locations or to cease construction of theatres on sites for which the Company purportedly had a contractual obligation to lease such property. The Company believes it has adequately provided for the settlement of such contractual disputes. Management believes any additional liability with respect to the above proceedings will not be material in the aggregate to the Company's consolidated financial position, results of operations or cash flows.

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

                                                                      WEIGHTED
                                                                      AVERAGE       OPTIONS
                                                                       SHARES    EXERCISABLE
                                                                       PRICE       YEAR END
                                                                       -----       --------

         Under option at January 1, 1998             24,623,021        $ 2.86      3,574,945
         Options granted in 1998                     14,419,334        $ 4.34
         Options exercised in 1998                           --            --
         Options canceled or redeemed in 1998       (20,316,730)       $ 2.84
                                                    -----------

         Under option at December 31, 1998          18,725, 625        $ 3.76      8,021,889
         Options granted in 1999                      1,692,609        $ 5.00
         Options exercised in 1999                     (120,000)       $ 5.00
         Options canceled or redeemed in 1999        (3,742,404)       $ 3.72
                                                    -----------

         Under option at December 30, 1999           16,455,830        $ 3.78      9,027,781
         Options granted in 2000                             --            --
         Options exercised in 2000                           --            --
         Options canceled or redeemed in 2000        (1,652,818)       $ 3.78
                                                    -----------

         Under option at December 28, 2000           14,803,012        $ 3.78      9,920,444

                                OPTIONS OUTSTANDING                                  Options Exercisable
              ----------------------------------------------------------        --------------------------
                                                Weighted       Weighted                         Weighted
              Range of            Number         Average        Average           Number         Average
              Exercise         Outstanding     Contractual     Exercise         Exercisable     Exercise
                Price          at 12/28/00        Life           Price          at 12/28/00       Price
                -----          -----------        ----           -----          -----------       -----

            $0.34 - $0.62        1,403,311         4.1         $0.5370           1,403,311       $0.5370
            $1.58 - $3.67        3,541,095         4.3         $2.0525           3,541,095       $2.0525
            $4.03 - $5.00        9,858,606         7.4         $4.8603           4,976,038       $4.7231
                                ----------                                       ---------
                                14,803,012                                       9,920,444
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

         Had the fair value of options granted under these plans been recognized in accordance with SFAS No. 123 as compensation expense on a straight-line basis over the vesting period of the grant, the Company's net loss would have been recorded in the amounts indicated below:

         (IN THOUSANDS)          2000            1999            1998
                              ---------        --------        --------
         Net Loss:
         As Reported          $(366,545)       $(88,550)       $(73,548)
         Pro Forma             (368,769)        (91,204)        (59,423)

         The pro forma results do not purport to indicate the effects on reported net income for recognizing compensation expense that is expected to occur in future years. The 1998 pro forma net loss reflects an adjustment for the intrinsic value of the options redeemed at the Recapitalization date that were issued prior to the Company's adoption of the disclosure provisions of Statement 123. Such options had intrinsic value prior to the Recapitalization date and therefore the value of these options has been excluded from the amount of compensation costs reflected in the 1998 pro forma net loss.

         The fair value for the employee and directors options granted during fiscal years 2000, 1999 and 1998, was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 5.9% for 1999 grants, and 5.0% to 5.9% for 1998 grants and an inconsequential volatility factor in 2000, 1999 and 1998 due to the Company's Recapitalization (Note 3). The 1999 pricing model used a weighted average expected life of 10 years for employee options. The 1998 pricing model assumptions used a weighted average expected life of 5 years for employee options and 7 years for outside director options. The weighted average grant date fair value of options granted in fiscal years 1999, and 1998, was $ 2.24, and $.96 per share, respectively. There were no options granted in fiscal year 2000.

10.      INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         Significant components of the Company's net deferred tax asset consisted of the following at:

         (IN THOUSANDS)                                                 2000        1999
                                                                      ---------    --------
         Deferred tax assets:
              Net operating loss carryforward                         $ 107,378    $ 49,697
              Excess of tax basis over book basis for leases              5,786       4,960
              Accrued expenses                                           27,626       6,878
              Interest expense deferred under IRC 163(j)                  2,267       2,161
              Favorable leases                                              476          --
              Excess of tax basis over book basis of certain assets      42,263      24,990
              AMT credit carryforward                                     1,316         527
              Other                                                       4,509       1,371
                                                                      ---------    --------
                                                                        191,621      90,584
         Valuation allowance                                           (182,846)         --
                                                                      ---------    --------
         Deferred tax assets                                              8,775      90,584

         Deferred tax liabilities:
              Excess of book basis over tax basis of certain
                 intangible assets                                       (5,150)     (2,640)
              Other                                                      (3,625)     (1,236)
                                                                      ---------    --------
         Deferred tax liabilities                                        (8,775)     (3,876)
                                                                      ---------    --------
         Net deferred tax asset                                       $      --    $ 86,708
                                                                      =========    ========

         The Company provided no valuation allowance against deferred tax assets as of December 30, 1999; however, the Company did record a valuation allowance against deferred tax assets as of December 28, 2000 totaling approximately $182.8 million, as management believes it became more likely than not during 2000 that the net deferred tax asset will not be realized in future tax periods.

         At December 28, 2000, the Company and certain of its subsidiaries have various federal and state net operating loss (NOL) carryforwards available to offset future taxable income. The Company has approximately $254.5 million of NOL carryforwards, in the aggregate, for federal purposes that begin to expire in the 2009 tax year. Additionally, the Company has approximately $340.2 million of NOL carryforwards for state tax purposes. At December 28, 2000, the Company has approximately $1.3 million of alternative minimum tax credit carryforwards available to reduce future federal income tax liabilities. Under current federal income tax taw, the alternative minimum tax credit can be carried forward indefinitely. However, management believes it is more likely than not that the deferred tax assets relative to the NOLs and the alternative minimum tax credits will not be realized in future tax periods.

         The components of the provision for (benefit from) income taxes for income from continuing operations for each of the three fiscal years were as follows:

         (IN THOUSANDS)                                            2000        1999        1998
                                                                ---------    --------    --------
         Current                                                $  (5,883)   $     --    $     --
         Deferred                                                 (96,138)    (45,357)    (22,170)
         Increase in deferred income tax
           valuation allowance                                    182,846          --          --
                                                                ---------    --------    --------
         Total income tax provision (benefit)                   $  80,825    $(45,357)   $(22,170)
                                                                =========    ========    ========

          Extraordinary losses are presented net of related tax benefits. Therefore, the 1998 income tax benefit in the above table exclude tax benefits of $7.6 million on extraordinary losses related to expenses incurred in the extinguishment of debt and the write-off of debt financing costs related to the debt. The $182.8 million increase in the valuation allowance for 2000 primarily reflects the change in assessment of the likelihood of utilization of the net deferred tax assets of the Company and its subsidiaries.

          A reconciliation of the provision for (benefit from) for income taxes as reported and the amount computed by multiplying the income before income taxes and extraordinary item by the U.S. federal statutory rate of 35% was as follows:

         (IN THOUSANDS)                                            2000        1999        1998
                                                                ---------    --------    --------
         Benefit computed at federal statutory
           income tax rate                                      $(100,002)   $(46,868)   $(29,340)
         State and local income taxes, net of federal benefit     (12,763)     (2,029)     (2,425)
         Merger expenses - non deductible                              --          --       8,268
         Goodwill amortization                                      3,414       3,481       1,221
         Goodwill impairment                                        7,102          --          --
         Increase in valuation allowance                          182,846          --          --
         Other                                                        228          59         106
                                                                ---------    --------    --------

         Total income tax provision (benefit)                   $  80,825    $(45,357)   $(22,170)
                                                                =========    ========    ========

11.      RELATED PARTY TRANSACTIONS

         In connection with the Recapitalization, the Company entered into a management agreement with KKR and Hicks Muse pursuant to which the Company has incurred $1.0 million of management fee expense during fiscal 2000, 1999 and 1998. Additionally, the Recapitalization costs included in the accompanying 1998 financial statement include an aggregate of $19.5 million of fees paid to KKR and Hicks Muse.

         Regal paid $0.6 million in 1998 for legal services provided by a law firm, a member of which served as a director of the Company through May of 1998.

12.      CASH FLOW INFORMATION

         (IN THOUSANDS)                                            2000        1999        1998
                                                                ---------    --------    --------
         Supplemental information on cash flows:
         Interest paid                                          $ 138,541    $128,909    $ 59,745
         Income taxes paid (refunds received), net                   (215)     (4,884)      4,656


         NONCASH TRANSACTIONS:

         2000:

         Pursuant to EITF 97-10 the Company recorded lease financing arrangements and net assets of $83.3 million during fiscal 2000.

         The Company retired 591,153 shares of common stock valued at $3.0 million in exchange for canceling notes receivable from certain shareholders.

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

         1998:

         Regal issued 60,383,388 shares of common stock and certain options to purchase shares of the Company's common stock valued at approximately $312.2 million and assumed debt of approximately $411.3 million as consideration for assets purchased from Act III (Note 4).

         Regal issued 808,313 shares of common stock valued at approximately $4.2 million in exchange for notes receivables from certain shareholders.

         In connection with the Recapitalization, 456,549 shares of common stock valued at approximately $2.2 million held by certain of the Company's senior management were reinvested in the Company.

13.      EMPLOYEE BENEFIT PLANS

         The Company sponsors employee benefit plans under section 401(k) of the Internal Revenue Code for the benefit of substantially all full-time employees.

         The Company made discretionary contributions of approximately $508,000, $426,000, and $319,000 to the plans in 2000, 1999 and 1998, respectively. Employees are immediately eligible; however, there is an age requirement of 21.

14.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The methods and assumptions used to estimate the fair value of each class of financial instrument are as follows:

         Cash and equivalents, accounts receivable, accounts payable: The carrying amounts approximate fair value because of the short maturity of these instruments.

         Long term debt, excluding capital lease obligations and lease financing arrangements: The fair value of the Company's term loans and the revolving credit facility are estimated based on market prices as of the Company's fiscal year end for the Company's senior credit facility, which consists of the Company's term loans and revolving credit facility. The associated interest rates are based on floating rates identified by reference to market rates and are assumed to approximate fair value. The fair values of the Company's senior subordinated notes and debentures are estimated based on quoted market prices for these issuances as of the Company's fiscal year end. The fair value of the Company's other debt obligations are based on recent financing transactions for similar debt issuances and carrying value approximates fair value. The carrying amounts and fair values of long-term debt, including its current maturities at December 28, 2000 and December 30, 1999 consists of the following:

         (IN THOUSANDS)                2000                  1999
                                    ----------            ----------
         Carrying amount            $1,823,770            $1,683,627
         Fair value                 $  779,770            $1,491,627

         Interest rate swaps: In September 1998, the Company entered into interest rate swap agreements for five year terms to hedge a portion of the Credit Facilities variable interest rate risk. On September 22, 2000, the Company monetized the value of all of these contracts for approximately $8.6 million. As the Company had accounted for these swaps as interest rate hedges, the gain realized from the sale has been deferred and will be amortized as a credit to interest expenses over the remaining original term of these swaps (through September 2003). The current portion of this gain is included in accrued expenses and the long-term portion in other liabilities. The fair value of the Company's remaining interest rate swap which matures on March 21, 2002 is $(.3) million as of December 28, 2000. The fair value of the Company's interest rate swap agreements at December 30, 1999 was $11.7 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company engaged Deloitte & Touche LLP (Deloitte & Touche) as its new independent accountants as of September 9, 1998. Prior to such date, the Company did not consult with Deloitte & Touche regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of opinion that might be rendered on the Company's financial statements or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) and the related instructions to Item 304) or a reportable event (as defined in paragraph 304(a)(1)(v).

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following persons are the current directors and executive officers of the Company. Certain information relating to the directors and executive officers, which has been furnished to the Company by the individuals named, is set forth below.

        NAME                AGE                           POSITION
        ----                ---                           --------
Michael L. Campbell          47         Chairman, President, Chief Executive Officer and Director

Gregory W. Dunn              41         Executive Vice President and Chief Operating Officer

Amy  Miles                   34         Executive Vice President, Chief Financial Officer, and Treasurer

Peter B. Brandow             40         Senior Vice President, General Counsel, and Secretary

Robert J. Del Moro           41         Senior Vice President, Chief Purchasing Officer

Denise K. Gurin              49         Senior Vice President, Head Film Buyer

J.E. Henry                   52         Senior Vice President, Chief Information Officer, Management
                                        Information Systems

Mike Levesque                42         Senior Vice President, Operations

Ron Reid                     59         Senior Vice President, Construction

Raymond L. Smith             37         Senior Vice President, Human Resources Counsel

Richard Westerling           49         Senior Vice President, Marketing and Advertising

Joseph Y. Bae                29         Director

Joe Colonnetta               39         Director

David Deniger                56         Director

Henry R. Kravis              56         Director

John R. Muse                 50         Director

Alexander Navab, Jr.         35         Director

Paul E. Raether              54         Director

Lawrence D. Stuart, Jr.      56         Director

         Michael L. Campbell founded the Company in November 1989 and has served as Chairman of the Board, President and Chief Executive Officer since inception. Prior thereto, Mr. Campbell was the Chief Executive Officer of Premiere Cinemas Corporation ("Premiere"), which he co-founded in 1982, and served in such capacity until Premiere was sold in October 1989. Mr. Campbell serves as Chairman of the National Association of Theatre Owners in addition to serving on its Executive Committee of the Board of Directors.

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

         Amy Miles has served as Executive Vice President, Chief Financial Officer, and Treasurer since January of 2000. Prior thereto, she was Senior Vice President of Finance since joining the Company in April 1999. From 1998 to 1999, she was a Senior Manager with Deloitte & Touche. From 1989 to 1998, Ms. Miles was with PriceWaterhouseCoopers, LLC.

         Peter B. Brandow has served as Senior Vice President, General Counsel and Secretary since February 2000. Prior thereto, he served as Vice President, General Counsel and Secretary since joining the Company in February 1999. From September 1989 to January 1999, Mr. Brandow was an Associate at Simpson Thacher & Bartlett.

         Robert J. Del Moro has served as Senior Vice President, Purchasing, Chief Purchasing Officer, since September of 1998. From 1997 to 1998, Mr. Del Moro was Vice President, Food Service for the Company. From 1996 to 1997, Mr. Del Moro was Vice President, Entertainment Centers and Food Service. From 1995 to 1996, Mr. Del Moro was Vice President, Marketing and Concession. From 1994 to 1995, Mr. Del Moro was Director, Theatre Promotions and Concession.

         Denise K. Gurin has served as Senior Vice President, Head Film Buyer since September of 1998. From 1997 to 1998, Ms. Gurin was Vice-President, Head Film Buyer. From 1995 to 1997, Ms. Gurin was Senior Vice President, Film and Marketing for Mann Theatres, a Los Angeles, California based theatre chain ("Mann Theatres"). From 1992 to 1995, Ms. Gurin was a film buyer for Mann Theatres. From 1983 to 1992, Ms. Gurin was a film buyer for AMC Theatres, with her last five years as Senior Vice President, Head Film Buyer for the West Division.

         J.E. Henry has served as Senior Vice President, Chief Information Officer, Management Information Systems since September of 1998. From 1996 to 1998, Mr. Henry was Vice President, Management Information Systems. From 1994 to 1996, Mr. Henry served as Director of Management Information Systems.

         Mike Levesque has served as Senior Vice President, Operations since January of 1999. From 1996 to 1999, Mr. Levesque was Vice President, Operations
- Northern Region. From 1995 to 1996, Mr. Levesque served as Director of Marketing. During 1995, Mr. Levesque was a District Manager for the Eastern Region, and from 1994 to 1995, Mr. Levesque was a theatre general manager. Prior to joining Regal Cinemas, Mr. Levesque was employed by United Artists Theatres, Inc. for sixteen years.

         Ronald Reid has served as Senior Vice President, Construction since joining the Company in May,1999. Prior thereto, he was the Executive Vice President and Chief Operating Officer at Silver Cinemas from August, 1996 to May, 1999. Prior to that, Mr. Reid was Vice President of Construction, Purchasing and International Shipping at Cinemark from November, 1987 to August, 1996.

         Raymond L. Smith has served as Senior Vice President, Human Resources Counsel since July 1999. Prior thereto, he served as Vice President, Human Resources Counsel since joining the Company in April 1998. From January 1995 to April 1998, he was a partner of the law firm of

Pitt, Fenton & Smith. From May 1989 to January 1995, he was a senior associate at Rogers, Fuller & Pitt.

         Richard S. Westerling has served as Senior Vice President, Marketing and Advertising since joining the Company in April 2000. From 1998 to 2000, he was the Senior Vice President, Film Marketing for AMC Theatres, Inc. Prior to 1998, he held the position of Vice President of Marketing at AMC Entertainment, Inc. where he had worked in various capacities since 1976.

         Joseph Y. Bae became Director of the Company in February 2000. He has been an executive of KKR since 1996. From 1994 to 1996, Mr. Bae was an investment banker at Goldman Sachs & Co. He is also a director of Shoppers Drug Mart Limited.

         Joe Colonnetta became a Director of the Company in December 1999. Mr. Colonnetta has served as a principal of Hicks Muse since January 1999. From 1995 to 1998, Mr. Colonnetta served as a Managing Principal of a management affiliate of Hicks Muse. From 1994 to 1995, Mr. Colonnetta was the Chief Executive Officer of Triangle FoodService. From 1989 to 1994, Mr. Colonnetta was the Chief Financial Officer of TRC, Inc. Mr. Colonnetta is also a director of Home Interiors & Gifts, Inc., Cooperative Computing, Inc., Minsa, S.A., Belding Sports, and The Grand Union Company.

         David Deniger became a Director of the Company upon the closing of the Regal Merger. Mr. Deniger is a Managing Director and principal of Hicks Muse. Mr. Deniger is also General Partner, President and CEO of Olympus Real Estate Corporation. Prior to forming Olympus Real Estate Corporation with Hicks Muse, Mr. Deniger was a founder and served as President and Chief Executive Officer of GE Capital Realty Group, Inc. (GECRG), a wholly owned subsidiary of General Electric Capital Corporation ("GE Capital"), organized to underwrite, acquire and manage real estate equity investments made by GE Capital and its co-investors. Prior to forming GECRG, Mr. Deniger was President and CEO of FGB Realty Advisors, a wholly owned subsidiary of MacAndrews & Forbes Financial Service Group. Mr. Deniger also serves as a director of the Arnold Palmer Golf Management Company, Olympus Real Estate Corporation and Park Plaza International. Effective January 2001, Mr. Deniger resigned as a member of the Board of Directors.

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

         Alexander Navab, Jr. became a Director of the Company upon the closing of the Regal Merger. He is a Partner of KKR and has been an Executive at KKR since 1993. He is also a director of Borden Inc., Birch Telecom Inc., CAIS Internet Inc., KSL Recreation Group Inc., Intermedia Communications, NewSouth Communications and Zhone Technologies.

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

         Lawrence D. Stuart, Jr. became a Director of the Company in 2000. He has been a Partner of Hicks, Muse, Tate & Furst, Inc. since 1995. At Hicks Muse, Mr. Stuart coordinates all aspects of negotiating and closing the firm's leveraged acquisition transactions and managing the firm's relationships with professional service firms. Prior to joining Hicks Muse, Mr. Stuart had served for over 20 years as the principal outside legal counsel for the investment firms and portfolio companies led by Mr. Hicks. From 1989 to 1995, Mr. Stuart was the managing partner of the Dallas office of Weil, Gotshal & Manges LLP. Prior thereto, he was a managing partner at Johnson & Gibbs, where he was employed from 1973 to 1989. Prior to joining Johnson & Gibbs, he was employed at Rain, Harrell, Emery, Young & Doke. Mr. Stuart serves as a director of Microten, Home Interiors & Gifts, Inc., and several of the Firm's portfolio companies. Effective January 2001, Mr. Stuart resigned as a member of the Board of Directors.

COMPOSITION OF THE BOARD OF DIRECTORS

         The Board of Directors of the Company consists of nine members, including four directors designated by KKR and four directors designated by Hicks Muse. Directors of the Company are elected annually by the stockholders to serve during the ensuing year or until their respective successors are duly elected and qualified.

ITEM 11. EXECUTIVE COMPENSATION

         The following table provides information as to annual, long-term or other compensation during the last three fiscal years for the Company's Chief Executive Officer and the Company's four most highly compensated executive officers who were serving as executive officers at the end of fiscal 2000 whose salary and bonus exceeded $100,000 during fiscal 2000 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG TERM
                                                                                    COMPENSATION
                                                   ANNUAL COMPENSATION                 AWARDS
                                             ----------------------------------   ----------------
                                                                                     SECURITIES
                                             FISCAL       SALARY         BONUS       UNDERLYING
NAME AND POSITION                             YEAR          ($)          ($)(1)    OPTIONS/SARS(#)
-----------------                            ------       -------       -------    ---------------
Michael L. Campbell                            2000       547,060       150,000              --
  Chairman, President & Chief Executive        1999       526,350            --              --
  Officer                                      1998       402,000       500,000       3,631,364

Gregory W. Dunn                                2000       351,004        75,000              --
  Executive Vice President & Chief             1999       336,278            --              --
  Operating Officer                            1998       252,000       219,213         413,255

Amy Miles                                      2000       242,637        90,000              --
  Executive Vice President, Chief              1999       110,494        50,000              --
  Financial Officer and Treasurer              1998            --            --              --

Denise Gurin                                   2000       227,929        40,000              --
  Senior Vice President, Head Film Buyer       1999       219,437        40,000              --
                                               1998        43,700       108,763         164,251

Peter Brandow                                  2000       194,970        55,000              --
  Senior Vice President, General Counsel       1999       104,969        35,000              --
  and Secretary                                1998            --            --              --



----------

(1) Reflects cash bonus earned and paid in fiscal 2000, and cash bonus earned in 1999, and 1998 respectively, and paid the following fiscal year.

During the 2000 and 1999 fiscal years, the Company did not grant options to the named executive officers.

         The following table summarizes certain information with respect to stock options exercised by the Named Executive Officers pursuant to the Company's Stock Option Plans.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL 2000 YEAR-END OPTION VALUES

                                                                 NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                                       UNDERLYING                   IN-THE-MONEY
                                                               UNEXERCISED OPTIONS HELD           OPTIONS HELD AT
                                                                 AT DECEMBER 28, 2000           DECEMBER 28, 2000 (1)
                                                                          (#)                            ($)
                                                             -----------------------------    ---------------------------
                                  SHARES           NET
                               ACQUIRED ON        VALUE
NAME                           EXERCISE (#)    REALIZED($)   EXERCISABLE    UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
----                           ------------    -----------   -----------    -------------     -----------   -------------
Michael L. Campbell                --              --          3,606,437      1,936,728            --            --

Gregory W. Dunn                    --              --            691,506        220,403            --            --

Amy Miles                          --              --               --             --              --            --

Denise Gurin                       --              --            216,150         87,601            --            --

Peter Brandow                      --              --               --             --              --            --

------------

(1)      Reflects the market value of the underlying security at exercise.


DIRECTORS' COMPENSATION

         Each director of the Company who is not also an officer or employee of the Company receives a fee of $40,000 per year. Directors of the Company are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors of the Company or committees thereof.

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with Messrs. Campbell and Dunn pursuant to which they respectively serve as Chief Executive Officer and Chief Operating Officer of the Company. The terms of the employment agreements commenced upon the closing of the Regal Merger and expire on May 28, 2001. The employment agreements provide for initial base salaries of $500,000 and $325,000 per year for Messrs. Campbell and Dunn, respectively. Messrs. Campbell and Dunn are entitled to receive annual target bonuses of 140% and 100%, respectively, of their base salaries based upon the achievement by the Company of certain EBITDA and other performance targets set by the Board of Directors of the Company. The employment agreements also provide that the Company will supply Messrs. Campbell and Dunn with other customary benefits generally made available to other senior executives of the Company. Each of the employment agreements also contains a noncompetition and no-raid provision pursuant to which each of Messrs. Campbell and Dunn has agreed, subject to certain exceptions, that during the term of his employment agreement and for one year thereafter, he will not compete with the Company or its theatre affiliates and will not solicit or hire certain employees of the Company. Each of the employment agreements also contains severance provisions providing for the termination of employment of Messrs. Campbell and Dunn by the Company under certain circumstances in which Messrs. Campbell and Dunn will be entitled to receive severance payments equal to the greater of (i) two times their respective annual base salaries and (ii) the balance of their respective base salaries over the then-remaining employment term, in either case payable over 24 months (or if longer, the remaining balance of the employment term) and continuation of health, life, disability and other similar welfare plan benefits.

         In December 2000, the Company established a management retention program for fiscal 2001 which, among other things, provides a severance plan for the Company's corporate employees. Pursuant to the severance plan, participants are entitled severance payments in the amounts established by the Company's Board of Directors if such participant is involuntarily terminated without cause or resigns for good reason (as such terms are defined in the plan). The amounts payable to the Named Executive Officers under the severance plan, assuming involuntarily termination of such officers without cause or resigns for good reason as of January 1, 2001, were as follows: Mr. Campbell - at Mr. Campbell's election, $2,486,700 or the amount provided him under his employment contract; Mr. Dunn - at Mr. Dunn's election, $1,105,625 or the amount provided him under his employment contract; Ms. Miles - $937,500; Ms. Gurin - $291,975; and Mr. Brandow - $781,250.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During fiscal 2000, the Compensation Committee was comprised of Messrs. Levitt, Muse, and Navab. None of these persons has at any time been an officer or employee of the Company or its subsidiaries. Mr. Michael J. Levitt served on the Compensation Committee until his resignation in August of 2000, when he was replaced by Mr. Stuart.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of shares of the Common Stock as of March 28, 2001, by (i) each person who is known to the Company to own beneficially more than 5% of the Common Stock; (ii) each director of the Company; (iii) the Named Executive Officers of the Company; and (iv) all directors and executive officers of the Company as a group. Unless noted otherwise, the address for each executive officer is in the care of the Company at 7132 Mike Campbell Drive, Knoxville, Tennessee 37918.

                                                      Amount and
         Name and Address of                     Nature of Beneficial    Percent
         Beneficial Owners                           Ownership (1)       of Class
         -----------------                           -------------       --------
5% STOCKHOLDERS:
Hicks Muse Parties (2)                              100,000,000            46.2%
     c/o Hicks, Muse, Tate & Furst Incorporated
     200 Crescent Court
     Suite 1600
     Dallas, Texas 75201

KKR 1996 GP L.L.C. (3)                              100,000,000            46.2%
     c/o Kohlberg Kravis Roberts & Co. L.P.
     9 West 57th Street
     Suite 4200
     New York, New York 10019

OFFICERS AND DIRECTORS:
Joseph Y. Bae                                                 -                *
Joe Colonnetta                                                -                *
David Deniger                                                 -                *
Henry R. Kravis                                               -                *
Michael J. Levitt                                             -                *
John R. Muse                                                  -                *
Alexander Navab, Jr.                                          -                *
Paul E. Raether                                               -
Lawrence D. Stuart, Jr.                                       -                *
Michael L. Campbell                                   4,900,305             2.3%
Gregory W. Dunn                                         787,932                *
Amy Miles                                                    --                *
Denise Gurin                                            284,475                *
Peter Brandow                                                --                *
                                                                               *
All directors and executive officers as a group       6,813,579             3.2%
(19 persons)

------------------------

* Indicates ownership of less than one percent of the Company's outstanding Common Stock.

(1) Pursuant to the rules of the Securities and Exchange Commission, certain shares of the Company's Common Stock which a beneficial owner has the right to acquire within 60 days of March 28, 2001 pursuant to the exercise of stock options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such owner but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

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

(3) KKR 1996 GP L.L.C. is the sole general partner of KKR Associates 1996 L.P. KKR Associates 1996 L.P., a limited partnership, is the sole general partner of KKR 1996 Fund L.P., a limited partnership formed at the direction of KKR, and possesses sole voting and investment power with respect to such shares. KKR 1996 GP L.L.C. is a limited liability company, the managing members of which are Henry R. Kravis and George
         R. Roberts, and the other members of which are Robert I. MacDowell, Paul E. Raether, Michael W. Michelson, Michael T. Tokarz, James H. Greene, Jr., Perry Golkin, Scott M. Stuart, Edward A. Gilhuly, Johannes Huthe, Todd A. Fisher, Alexander Navab, Jr. and Neil A. Richardson. Messrs. Kravis, Navab and Raether are directors of the Company. Each of such individuals may be deemed to share beneficial ownership of the shares shown as beneficially owned by KKR 1996 GP L.L.C. Each of such individuals disclaims beneficial ownership of such shares.


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

                  The following Financial Statements of Regal Cinemas, Inc. and subsidiaries are included in Part II, Item 8.

                  Independent Auditors' Report

                  Consolidated Balance Sheets at December 28, 2000 and December 30, 1999.

                  Consolidated Statements of Operations for the years ended
                           December 28, 2000, December 30, 1999, and December 31, 1998.

                  Consolidated Statements of Changes in Shareholders'
                           Equity (Deficit) for the years ended
                           December 28, 2000, December 30, 1999, and
                           December 31, 1998.

                  Consolidated Statements of Cash Flows or the years
                           ended December 28, 2000, December 30, 1999, and December 31, 1998.

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

   4.4      -- Form of Regal Cinemas, Inc. 9-1/2% Senior Subordinated Note
               due June 1, 2008 (contained in Indenture filed as Exhibit 4.3 hereto).

   4.5      -- Indenture, dated as of December 16, 1998, by and between Regal
               Cinemas, Inc. and IBJ Whitehall Bank & Trust Company (IBJ
               Schroder Bank & Trust Company) (HSBC as successor trustee). (6)

   4.6      -- Form of Regal Cinemas, Inc. 8-7/8% Senior Subordinated
               Debenture due December 15, 2010 (contained in the Indenture filed as Exhibit 4.5 hereto).

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

   10.3     -- Severance Agreement and General Release, dated as of September
               30, 1998, by and between Regal Cinemas, Inc. and Lewis Frazer
               III. (9)

   10.4     -- Credit Agreement, dated as of May 27, 1998, by and between
               Regal Cinemas, Inc., its subsidiaries and the lenders named therein. (5)

   10.4-1   -- First Amendment, dated as of August 26, 1998, by and between
               Regal Cinemas, Inc., its subsidiaries and the lenders named therein. (3)

   10.4-2   -- Second Amendment, dated as of December 31, 1998, by and between Regal Cinemas, Inc., its subsidiaries and the lenders named therein. (7)

   10.4-3   -- Third Amendment, dated as of March 3, 1999, by and between
               Regal Cinemas, Inc., and its subsidiaries and the lenders named therein. (10)

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

   21       -- Subsidiaries.*

   23.1     -- Consent of Deloitte & Touche LLP.*

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

(10) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1999.

(b) During the fourth quarter of fiscal 1998 ended December 31, 1998, the Registrant filed a Current Report on Form 8-K/A on September 23, 1998, reporting changes in the Registrant's Certifying Accountant.

         During the fourth quarter of fiscal 2000 ended December 28, 2000, the Registrant filed Current Reports of Form 8-K on December 1, 2000 and December 15, 2000, reporting the administrative agents under the Company's Senior Credit Facilities delivered payment blockage notices to the Company and the indebture trustee prohibiting the payment by Regal of semi-annual interest payments to the holders of Regal Notes and Regal Debentures.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   REGAL CINEMAS, INC.



Dated: March 28, 2001              By: /s/ Michael L. Campbell
                                       ----------------------------------------
                                       Michael L. Campbell, Chairman, President,
                                       Chief Executive Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                          Title                                    Date
    ---------                          -----                                    ----

/s/    Michael L. Campbell             Chairman of the Board,                   March 28, 2001
------------------------------------       President, Chief Executive
       Michael L. Campbell                 Officer and Director (Principal
                                           Executive Officer)

/s/            Amy Miles               Executive Vice President, Chief          March 28, 2001
------------------------------------       Financial Officer and Treasurer
               Amy Miles                   (Principal Financial and
                                           Accounting Officer)

/s/          Joseph Y. Bae             Director                                 March 28, 2001
------------------------------------
             Joseph Y. Bae

                                       Director                                 March __, 2001
------------------------------------
            Joe Colonnetta


/s/        Henry R. Kravis             Director                                 March 28, 2001
------------------------------------
           Henry R. Kravis

                                       Director                                 March __, 2001
------------------------------------
            John R. Muse

/s/     Alexander Navab, Jr.           Director                                 March 28, 2001
------------------------------------
        Alexander Navab, Jr.

/s/       Paul E. Raether              Director                                 March 28, 2001
------------------------------------
          Paul E. Raether


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

    No annual report or proxy material has been sent to security holders.