Form 10-Q
period 2001-03-29
REGAL CINEMAS INC
filed 2001-05-14
CIK 905035

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 29, 2001


                        Commission file number: 333-52943
                                                ---------


                               REGAL CINEMAS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)


           Tennessee                                        62-1412720
-------------------------------               ----------------------------------
(State or Other Jurisdiction of               (Internal Revenue Service Employer
 Incorporation or Organization)                      Identification Number)

        7132 Mike Campbell Drive
             Knoxville, TN                                    37918
----------------------------------------     -----------------------------------
(Address of Principal Executive Offices)                    (Zip code)

        Registrant's Telephone Number, Including Area Code: 865/922-1123
                                                            ------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

          Common Stock outstanding - 216,282,348 shares at May 13, 2001

                         PART I -- FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS.

                               REGAL CINEMAS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)



                                                  (UNAUDITED)     (AUDITED)
                                                   MARCH 29,     DECEMBER 28,
                                                      2001           2000
                                                  -----------    -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                      $   102,021    $   118,834
   Accounts receivable                                  1,496          1,473
   Reimbursable construction advances                   8,683         10,221
   Inventories                                          5,479          6,092
   Prepaid and other current assets                    30,899         22,690
   Assets held for sale                                 4,549          3,808
                                                  -----------    -----------
         Total current assets                         153,127        163,118

PROPERTY AND EQUIPMENT:
   Land                                                79,138         87,491
   Buildings and leasehold improvements             1,095,436      1,119,677
   Equipment                                          445,121        453,320
   Construction in progress                             4,809          8,195
                                                  -----------    -----------
                                                    1,624,504      1,668,683
   Accumulated depreciation and amortization         (260,792)      (246,850)
                                                  -----------    -----------
         Total property and equipment, net          1,363,712      1,421,833
GOODWILL, net of accumulated amortization of
              $32,726 and $31,080, respectively       355,604        365,227
OTHER ASSETS                                           41,242         40,950
                                                  -----------    -----------
         TOTAL ASSETS                             $ 1,913,685    $ 1,991,128
                                                  ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term obligations    $ 1,821,643    $ 1,823,683
   Accounts payable                                    31,907         55,753
   Accrued expenses                                   192,511        148,559
                                                  -----------    -----------
         Total current liabilities                  2,046,061      2,027,995

LONG-TERM DEBT, less current maturities:
   Long-term debt                                       3,626          3,709
   Capital lease obligations                            1,556         17,790
   Lease financing arrangements                       152,894        153,350
OTHER LIABILITIES                                      54,594         40,669
                                                  -----------    -----------

         TOTAL LIABILITIES                          2,258,731      2,243,513

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
   Preferred stock, no par: 100,000,000 shares
     authorized, none issued                               --             --
   Common stock, no par: 500,000,000 shares
     authorized; 216,282,348
     shares issued and outstanding at
     March 29, 2001 and December 28, 2000             196,804        196,804
   Loans to shareholders                               (3,414)        (3,414)
   Retained deficit                                  (538,436)      (445,775)
                                                  -----------    -----------
         TOTAL SHAREHOLDERS' DEFICIT              $  (345,046)   $  (252,385)
                                                  -----------    -----------
         TOTAL LIABILITIES AND
            SHAREHOLDERS' DEFICIT                 $ 1,913,685    $ 1,991,128
                                                  ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                               REGAL CINEMAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS OF DOLLARS)

                                                               (UNAUDITED)
                                                           THREE MONTHS ENDED
                                                         -----------------------
                                                          MARCH 29,    MARCH 30,
                                                            2001         2000
                                                         ---------    ---------
REVENUES:
   Admissions                                            $ 200,728    $ 160,231
   Concessions                                              76,062       66,038
   Other operating revenue                                  10,290       11,911
                                                         ---------    ---------
         Total revenues                                    287,080      238,180
                                                         ---------    ---------

OPERATING EXPENSES:
   Film rental and advertising                              99,944       80,922
   Cost of concessions and other                            11,204       10,354
   Theatre operating expenses                              117,891      105,277
   General and administrative                                7,156        8,269
   Depreciation and amortization                            23,358       21,656
   Legal and professional fees - restructuring related       2,537           --
   Theatre closing costs                                    25,401        3,766
   Loss on disposal of operating assets                      7,141          527
   Loss on impairment of assets                             36,963        4,258
                                                         ---------    ---------
         Total operating expenses                          331,595      235,029
                                                         ---------    ---------

OPERATING INCOME (LOSS)                                    (44,515)       3,151

OTHER INCOME (LOSS):
   Interest expense                                        (49,768)     (40,422)
   Interest income                                           1,622          258
                                                         ---------    ---------
LOSS BEFORE INCOME TAXES                                   (92,661)     (37,013)

BENEFIT FROM INCOME TAXES                                       --       12,427
                                                         ---------    ---------
NET LOSS                                                 $ (92,661)   $ (24,586)
                                                         =========    =========







See accompanying notes to condensed consolidated financial statements.

                               REGAL CINEMAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)


                                                                         (UNAUDITED)
                                                                      THREE MONTHS ENDED
                                                                    ----------------------
                                                                     MARCH 29,   MARCH 30,
                                                                       2001        2000
                                                                    ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $ (92,661)   $(24,586)
     Adjustments to reconcile net loss to net cash used
         in operating activities:
       Depreciation and amortization                                   23,358      21,656
       Deferred gain on lease amendments                               15,010          --
       Loss on impairment of assets                                    36,963       4,258
       Loss on disposal of operating assets                             7,141         527
       Theatre closing costs                                           25,401       3,766
       Changes in operating assets and liabilities:
         Accounts receivable                                              (23)        491
         Inventories                                                      613        (393)
         Prepaids and other assets                                     (8,501)      1,986
         Accounts payable                                             (23,846)    (44,035)
         Accrued expenses and other liabilities                         2,456      (3,713)
                                                                    ---------    --------
              Net cash used in operating activities                   (14,089)    (40,043)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net                                         (7,352)    (56,555)
     Proceeds from sales of fixed assets                                3,929       5,925
     Net change in reimbursable construction advances                   1,538       5,931
                                                                    ---------    --------
              Net cash used in investing activities                    (1,885)    (44,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under long-term debt                                       --      65,000
     Payments made on long-term debt                                     (839)    (10,938)
                                                                    ---------    --------
              Net cash provided by (used in) financing activities        (839)     54,062
                                                                    ---------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                             (16,813)    (30,680)

CASH AND CASH EQUIVALENTS, beginning of period                        118,834      40,604
                                                                    ---------    --------
CASH AND CASH EQUIVALENTS, end of period                            $ 102,021    $  9,924
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

         The film exhibition industry continues to face severe financial challenges due primarily to the rapid building of state of the art theatre complexes which resulted in an unanticipated oversupply of screens. The aggressive new build strategies generated significant competition in once stable markets and rendered many older theatres obsolete more rapidly than anticipated. This effect, together with the fact that the Company leases many of these now obsolete theatres under long-term commitments, produced an oversupply of screens throughout the exhibition industry at a rate much quicker than the industry could effectively handle. The industry overcapacity coupled with declines in national box office attendance during the previous fiscal year has negatively affected the operating results of the Company and many of its competitors. The exhibition industry continues to report severe liquidity concerns, defaults under credit facilities, renegotiations of financial covenants, as well as several announced bankruptcy filings.

         These industry dynamics have severely affected the Company. The Company has funded expansion efforts over the past several years primarily from borrowings under its credit facilities, the Company's leverage has grown significantly over this time. Consequently, since the fourth quarter of 2000, the Company has been in default of certain financial covenants contained in its Senior Credit Facilities as defined below, and its equipment financing term note ("Equipment Financing"). As a result of the default, the administrative agent under the Company's Senior Credit Facilities delivered payment blockage notices to the Company and the indenture trustee of its 9-1/2% Senior Subordinated Notes due 2008, (the "Regal Notes") and its 8-7/8% Senior Subordinated Notes due 2010 (the "Regal Debentures") prohibiting the payment by Regal of the semi-annual interest payments of approximately $28.5 million and $8.9 million due to the holders of the notes on December 1, 2000 and December 15, 2000, respectively. Because of the interest payment defaults, the Company is also in default of the indentures related to the Regal Notes and Regal Debentures. Additionally, the Company is in interest payment default with regard to its Senior Credit Facilities as the Company failed to pay all accrued and due interest payments as of the end of March 2001. As a result of these defaults, the lenders under the Company's Senior Credit Facilities and the holders of the Regal Notes and Regal Debentures have exercised their right to accelerate the maturity of all the outstanding indebtedness under the respective agreements which together totals $1.80 billion on which the Company owes $85.2 million in accrued and unpaid interest. The Company does not have the ability to fund or refinance the accelerated maturity of this indebtedness.

         The Company has engaged financial advisers and is currently evaluating a longer-term financial plan to address various restructuring alternatives. The financial plan will provide for the closure of under-performing theatre sites and a restructuring of the Company. Based on the substantial doubt that exists about the Company's ability to continue under its existing capital structure, the restructuring of the Company may include a potential recapitalization or a potential bankruptcy reorganization.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         As discussed above, the Company's bank lenders and bondholders have accelerated the outstanding indebtedness under the Senior Credit Facilities, the Regal Notes, and the Regal Debentures. The Company does not have the ability to fund or refinance the accelerated maturity of this indebtedness. These factors among others raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that may result from the outcome of these uncertainties.

         The Company, without audit, has prepared the condensed consolidated balance sheet as of March 29, 2001, and the condensed consolidated statements of operations and cash flows for the three month periods ended March 29, 2001 and March 30, 2000. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 28, 2000 information has been derived from the audited December 28, 2000 consolidated balance sheet of the Company.

         Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

         These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K dated March 28, 2001. The results of operations for the three-month period ended March 29, 2001 are not necessarily indicative of the operating results for the full year.

2        LONG-TERM DEBT

         Long-term debt at March 29, 2001 and December 28, 2000 consists of the following (in thousands):

                                                                                    MAR. 29,        DEC. 28,
         (IN THOUSANDS)                                                               2001           2000
         $600,000 of the Company's senior subordinated notes due June 1, 2008, with interest payable semiannually at 9.5%. Notes are redeemable, in whole or in part, at the option of the Company at any time on or after
         June 1, 2003, at the redemption prices (expressed as percentages of the principal amount thereof) set forth below together with accrued and unpaid interest to the redemption date, if redeemed during the 12 month period beginning on June 1 of the years indicated:

                                                                      REDEMPTION
                                         YEAR                           PRICE
                                         2003                          104.750%
                                         2004                          103.167%
                                         2005                          101.583%
                                         2006 and thereafter           100.000%    $   600,000    $   600,000

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

                                                                      REDEMPTION
                                         YEAR                           PRICE
                                         2003                          104.750%
                                         2004                          103.328%
                                         2005                          101.219%
                                         2006                          101.109%
                                         2007 and thereafter           100.000%        200,000        200,000

         Term Loans                                                                    505,000        505,000

         Revolving credit facility                                                     495,000        495,000

         Equipment financing note payable, payable in varying quarterly installments through April 1, 2005, including interest at LIBOR plus
         3.25% (xx.xx% at March 29, 2001), collateralized by related equipment          19,250         19,500

         Capital lease obligations, 7.9% to 9.875%, maturing in
         various installments through 2019                                               1,611         19,597

         Lease financing arrangements, 11.5%, maturing in
         various installments through 2019                                             154,737        155,165

         Other                                                                           4,121          4,270
                                                                                   -----------    -----------
                                                                                     1,979,719      1,998,532
         Less current maturities                                                    (1,821,643)    (1,823,683)
                                                                                   -----------    -----------
         Total long-term obligations                                               $   158,076    $   174,849
                                                                                   ===========    ===========

         CREDIT FACILITIES - The Company entered into credit facilities provided by a syndicate of financial institutions. In August 1998, December 1998, and March 1999, such credit facilities were amended. These senior credit facilities (the "Senior Credit Facilities") now include a

         $500.0 million Revolving Credit Facility (including the availability of Revolving Loans, Swing Line Loans, and Letters of Credit) and three term loan facilities: Term A, Term B, and Term C (the "Term Loans"). The Company must pay an annual commitment fee ranging from 0.2% to 0.425%, depending on the Company's Total Leverage Ratio, as defined in the Credit Facilities, of the unused portion of the Revolving Credit Facility. The Revolving Credit Facility expires in June 2005. Outstanding borrowings under the Revolving Credit Facility were $495.0 million as of March 29, 2001 and December 28, 2000.

         Borrowings under the Term A Loan or the Revolving Credit Facility can be made at the Base Rate plus a margin of 0% to 1%, depending on the Total Leverage Ratio. The Base Rate on revolving loans is the rate established by the Administrative Agent in New York as its base rate for dollars loaned in the United States. The outstanding balance under the Term A Loan was $235.2 million at both March 29, 2001 and December 28, 2000 with scheduled payments calling for $2.4 million due annually through 2004 and the balance due in 2005.

         Borrowings under the Term B Loan can be made at the Base Rate plus a margin of 0.75% to 1.25%, depending on the Total Leverage Ratio. The outstanding balance under the Term B Loan was $137.5 million at March 29, 2001 and December 28, 2000, with the balance scheduled to be due in 2006.

         Borrowings under the Term C Loan can be made at the Base Rate plus a margin of 1.0% to 1.5%, depending on the Total Leverage Ratio. The outstanding balance under the Term C Loan was $132.3 million at March 29, 2001 and December 28, 2000 with scheduled payments calling for $1.35 million due annually through 2006, and the balance due in 2007.

         A pledge of the stock of the Company's domestic subsidiaries collateralizes the Senior Credit Facilities. The Company's direct and indirect U.S. subsidiaries guarantee payment obligations under certain of the Senior Credit Facilities.

         The Senior Credit Facilities contain customary covenants and restrictions on the Company's ability to issue additional debt, pay dividends or engage in certain activities and include customary events of default. In addition, the Senior Credit Facilities specify that the Company must meet or exceed defined fixed charge coverage ratios and must not exceed defined leverage ratios.

         Since the fourth quarter of 2000, the Company has been in default of certain financial covenants contained in its Senior Credit Facilities and its Equipment Financing. As a result of the default, the administrative agent under the Company's Senior Credit Facilities delivered payment blockage notices to the Company and the indenture trustee of its Regal Notes and its Regal Debentures prohibiting the payment by Regal of the semi-annual interest payments of approximately $28.5 million and $8.9 million due to the holders of the notes on December 1, 2000 and December 15, 2000, respectively. Because of the interest payment defaults, the Company is also in default of the indentures related to the Regal Notes and Regal Debentures. Additionally, the Company is in interest payment default with regard to its Senior Credit Facilities as the Company failed to pay all accrued and due interest payments as of the end of March 2001. As a result of these defaults, the lenders under the Company's Senior Credit Facilities and the holders of the Regal Notes and Regal Debentures have exercised their right to accelerate the maturity of all the outstanding indebtedness under the respective agreements which together totals $1.80 billion on which the Company owes $85.2 million in accrued and unpaid interest. The Company does not have the ability to fund or refinance the accelerated maturity of this indebtedness. Accordingly, the Company has classified the Credit Facilities, Equipment Financing, Regal Notes and Regal Debentures as current liabilities in the accompanying balance sheet as of March 29, 2001 and December 28, 2000.

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

         LEASE AMENDMENTS - In the first quarter of 2001, the Company amended certain leases previously accounted for as capital leases. Consequently, as of March 29, 2001 the Company accounts for the leases as operating leases, the conversion resulted in a deferred gain of $15.0 million.

         INTEREST RATE SWAPS - In September 1998, the Company entered into interest rate swap agreements for five to seven year terms to hedge a portion of the Credit Facility variable interest rate risk. On September 22, 2000, the Company monetized the value of four interest rate swap agreements for approximately $8.6 million. As the Company had accounted for these swaps as interest rate hedges, the gain realized from the sale has been deferred and will be amortized as a credit to interest expense over the remaining original term of these swaps (through September 2003). The current portion of this gain is included in accrued expenses and the long-term portion in other liabilities. The fair value of the Company's one remaining interest rate swap which matures on March 21, 2002 is $(0.5) million as of March 29, 2001.

         In June 1998, Statement of Financial Accounting Standard ("SFAS")
         No. 133, Accounting for Derivative Instruments and Hedging Activities was issued, and was subsequently amended by SFAS Nos. 137 and 138. These statements specify how to report and account for derivative instruments and hedging activities, thus requiring the recognition of those items as assets or liabilities in the statement of financial position and measure them at fair value. The Company adopted these statements in the first quarter of fiscal 2001. The adoption of these statements resulted in a charge of $0.5 million to establish a liability for the fair market value of the Company's interest rate swap agreement.

4        INCOME TAXES

         The Company periodically evaluates its deferred tax asset to determine the need for any valuation allowance that may be appropriate in light of the Company's projections for taxable income and the expiration dates of the Company's net operating loss carryforwards. Based on the results of its evaluation, the Company recorded a $182.8 million valuation allowance against deferred tax assets as of December 28, 2000 to reflect the determination that is was more likely than not that the net deferred tax asset will not be realized. The Company did not book a tax benefit for the quarter ended March 29, 2001 as the entire deferred tax asset resulting from the loss before income taxes ($33.1 million at a 38.5% effective tax rate) was reserved for by a corresponding increase in the valuation allowance. The Company will continue to review this valuation allowance on a periodic basis and make adjustments as appropriate.

5        CAPITAL STOCK

         Earnings per share information is not presented herein as the Company's shares do not trade in a public market. Effective May 27, 1998, the Company effected a stock split in the form of a stock dividend resulting in a price per share of $5.00, which $5.00 per share price is equivalent to the $31.00 per share consideration paid in the Merger. The Company's common shares issued and outstanding throughout the accompanying financial statements and notes reflect the retroactive effect of the Recapitalization stock split.

6        LOSS ON IMPAIRMENT OF ASSETS

         ASSET IMPAIRMENT - The Company periodically reviews the carrying value of long-lived assets, including allocated goodwill, for impairment based on expected future cash flows. Such reviews are performed as part of the Company's budgeting process and are performed on an individual theatre level, the lowest level of identifiable cash flows. Factors considered in management's estimate of future theatre cash flows include historical operating results over complete operating cycles, current and anticipated impacts of competitive openings in individual markets, and anticipated sales or dispositions of theatres.

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

                                                         THREE MONTHS ENDED
                                                       ----------------------
                                                       MARCH 29,    MARCH 30,
                                                         2001         2000
                                                       -------       ------
         (IN THOUSANDS)
         Write-down of theatre
            property and equipment                     $29,988       $  727
         Write-off of goodwill                           6,975        3,531
                                                       -------       ------
         Total                                         $36,963       $4,258
                                                       =======       ======

         THEATRE CLOSING AND LOSS ON DISPOSAL COSTS - The Company's management team continually evaluates the status of the Company's under-performing locations. During the first quarter of 2001, the Company recorded $7.1 million as the net loss on disposal of these locations where the Company has discontinued development. In conjunction with certain closed locations, the Company maintains a reserve for lease termination costs of $64.3 million. This reserve for lease termination costs represents management's best estimate of the potential costs for exiting these leases and are based on analyses of the properties, correspondence with the landlord, exploratory discussions with potential sublessees and individual market conditions.

         The following is the activity in this reserve during 2001:

         (IN THOUSANDS)

                                                                   MARCH 29,
                                                                     2001
                                                                   --------
         Beginning balance                                         $ 41,463
         Rent and other termination payments                         (1,688)
         Additional closing and termination costs                    25,277
         Revision of prior estimates                                   (772)
                                                                   --------
         Ending balance                                            $ 64,280
                                                                   ========

         The Company has made decisions after March 29, 2001 to close additional theatres in conjunction with its restructuring program. These closures will result in additional theatre closing and loss on disposal costs being recognized in 2001.

7        CASH FLOW INFORMATION

         (IN THOUSANDS)                                  MARCH 29,   MARCH 30,
                                                           2001        2000
                                                          -------     -------
         Supplemental information on cash flows:
         Interest paid                                    $11,308     $21,466
         Income taxes paid (refunds received),  net          (234)        (64)

         NONCASH TRANSACTIONS:

         MARCH 29, 2001:

         The Company amended certain leases previously accounted for as capital leases. Consequently, as of March 29, 2001 the Company accounts for the leases as operating leases. The conversion resulted in a deferred gain of $15.0 million.

         MARCH 30, 2000:

         Pursuant to EITF 97-10, the Company recorded lease financing arrangements and net assets of $6.0 million.

         The Company purchased and retired 23,408 shares of common stock valued at $0.1 million in exchange for canceling notes receivable from certain shareholders.

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

RESULTS OF OPERATIONS

The Company's revenues are generated primarily from admissions and concession sales. Additional revenues are generated by electronic video games located adjacent to the lobbies of certain of the Company's theatres and by on-screen advertisements, and rebates from concession vendors. Direct theatre costs consist of film rental and advertising costs, costs of concessions and theatre operating expenses. Film rental costs are related to the popularity of a film and the length of time since the film's release and generally decline as a percentage of admission revenues the longer a film has been released. Because certain concession items, such as fountain drinks and popcorn, are purchased in bulk and not pre-packaged for individual servings, the Company is able to improve its margins by negotiating volume discounts. Theatre operating expenses consist primarily of theatre labor and occupancy costs. At March 29, 2001, approximately 7.7% of the Company's employees were paid at the federal minimum wage and, accordingly, the minimum wage largely determines the Company's labor costs for those employees. Future increases in minimum wage requirements or legislation requiring additional employer funding of health care, among other things, may increase theatre operating expenses as a percentage of total revenues.

The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items reflected in the Company's consolidated condensed statements of operations.

                                                THREE MONTHS ENDED
                                             ------------------------
                                             MARCH 29,      MARCH 30,
                                               2001           2000
                                              ------         ------
REVENUES:
   Admissions                                   69.9%          67.3%
   Concessions                                  26.5%          27.7%
   Other operating revenue                       3.6%           5.0%
                                              ------         ------
         Total revenues                        100.0%         100.0%
                                              ------         ------
OPERATING EXPENSES:
   Film rental and advertising                  34.8%          34.0%
   Cost of concessions and other                 3.9%           4.3%
   Theatre operating expenses                   41.1%          44.2%
   General and administrative                    2.5%           3.5%
   Depreciation and amortization                 8.1%           9.1%
   Professional fees - restructuring related     0.9%            --
   Theatre closing costs                         8.8%           1.6%
   Loss on disposal of operating assets          2.5%           0.2%
   Loss on impairment of fixed assets           12.9%           1.8%
                                              ------         ------
         Total operating expenses              115.5%          98.7%
                                              ------         ------

OPERATING INCOME (LOSS)                        (15.5%)          1.3%

OTHER INCOME (LOSS):
   Interest expense                            (17.3%)        (17.0%)
   Interest income                               0.6%           0.2%
                                              ------         ------
LOSS BEFORE INCOME TAXES                       (32.2%)        (15.5%)

BENEFIT FROM INCOME TAXES                         --            5.2%
                                              ------         ------
NET LOSS                                       (32.2%)        (10.3%)
                                              ======         ======

THREE MONTHS ENDED MARCH 29, 2001 AND MARCH 30, 2000

         TOTAL REVENUES - Total revenues for the first quarter of fiscal 2001 increased 20.5% to $287.1 million as compared to $238.2 million in the first quarter of fiscal 2000. The increase is primarily attributable to both higher prices per patron that yielded $15.0 million and increased attendance that contributed $35.5 million. The Company's attendance increased in the first quarter of 2001 by 14.1% in spite of the fact that the circuit's average screen count decreased in the first quarter of 2001 to 4,192 as compared to 4,395 average screen count for the first quarter of 2000. Other operating revenue was down $1.6 million due primarily to the elimination of revenues from the Company's entertainment centers (Funscapes), partially offset by increased revenues from certain vendor rebates.

         DIRECT THEATRE COSTS - Direct theatre costs increased by 16.5% to $229.0 million for the first quarter of 2001 from $196.6 million for the comparable period in 2000. Direct theatre costs as a percentage of revenue for the first quarter of 2001 was 79.8% compared to 82.5% for the first quarter of 2000. The decrease in direct theatre costs as a percentage of revenues was due to the Company's increased revenues in the first quarter of 2001 coupled with reduced rent expenses due to theatre closings.

         GENERAL AND ADMINISTRATIVE EXPENSES - First quarter 2001 general and administrative expenses decreased 13.5% to $7.2 million from $8.3 million for the first quarter of 2000. For the first quarters of 2001 and 2000, general and administrative expenses as a percentage of total revenue were 2.5% and 3.5%. The reduction in general and administrative expenses was primarily due to lower corporate salary and wage expenses and the corresponding decrease in payroll related costs. The decline in payroll costs is related to declines in staffing levels associated with the Company's restructuring efforts.

         DEPRECIATION AND AMORTIZATION - Depreciation and amortization increased 7.9% to $23.4 million in the first quarter of 2001 from $21.7 million for the first quarter of 2000.

         LEGAL AND PROFESSIONAL - RESTRUCTURING RELATED - The Company incurred $2.5 million of professional and consulting fees in the first quarter of 2001 relating to the Company's ongoing restructuring efforts.

         OPERATING INCOME (LOSS) - The operating loss for the first quarter of 2001 was $44.5 million as compared to income for the first quarter of 2000 of $3.2 million. In the first quarter of 2001, the Company incurred $61.0 million in additional theatre closing costs, loss on disposal of operating assets, and loss on impairment of assets than in the first quarter of 2000.

         INTEREST EXPENSE - Interest expense increased by 23.1% to $49.8 million from $40.4 million in the first quarter of 2000. The increase is primarily a result of higher average debt and financing obligations in 2001.

         INCOME TAXES - No benefit for income taxes was recorded in the first quarter of 2001 since the Company recorded an offsetting valuation allowance against the resulting deferred tax asset ($33.1 million at a 38.5% effective rate) as it is more likely than not that such deferred tax assets would not be realized. The Company recorded a $12.4 million benefit in the first quarter of 2000 with an effective rate of 33.6%. The effective rate differs from the statutory rate due to nondeductible goodwill amortization and the inclusion of state income taxes.

         NET LOSS - The Company incurred a net loss for the first quarter of 2001 of $92.7 million as compared to a $24.6 million loss for the first quarter of 2000. The increased loss was primarily due to the Company incurring $2.5 million in professional and consulting fees, and $61.0 million in additional theatre closing costs, loss on disposal of operating assets, and loss on impairment of assets than in the first quarter of 2000.

         IMPAIRMENT AND OTHER DISPOSAL CHARGES - The Company periodically reviews the carrying value of long-lived assets, including allocated goodwill, for impairment based on expected future cash flows. The Company performs such reviews as a part of the Company's budgeting process and on an individual theatre level, the lowest level of identifiable cash flows. Factors considered in management's estimate of future theatre cash flows include historical operating results over complete operating cycles, current and anticipated impacts of competitive openings in individual markets, and anticipated sales or dispositions of theatres.

Management uses the results of this analysis to determine whether impairment has occurred. The Company measures the resulting impairment loss as the amount by which the carrying value of the asset exceeds fair value, which is estimated using discounted cash flows. Discounted cash flows also include estimated proceeds for the sale of owned properties in the instances where management intends to sell the location. This analysis resulted in the recording of $37.0 million and $4.3 million impairment charge in the first quarter of 2001 and 2000, respectively.

Additionally, the Company's management team continually evaluates the status of the Company's under-performing locations. Consequently, the Company decided to close a number of existing theatre locations as well as discontinue plans to develop certain sites. During the first quarter of 2001, the Company recorded $7.1 million as the net loss on disposal of these locations as well as the write-off of certain costs incurred to develop sites, where the Company has discontinued development. In conjunction with certain closed locations, the Company maintains a reserve for lease termination costs of $64.3 million. This reserve for lease termination costs represents management's best estimate of the potential costs for exiting these leases and are based on analyses of the properties, correspondence with the landlord, exploratory discussions with potential sub-lessees and individual market conditions.

LIQUIDITY AND CAPITAL RESOURCES

         The Company derives substantially all its revenues from admission revenues and concession sales.

         The Company's capital requirements have historically arisen principally due to new theatre openings, acquisitions of existing theatres, and the addition of screens to existing theatres. The Company financed these capital requirements with debt and to a lesser extent, internally generated cash. The Company's Senior Credit Facilities provided for borrowings of up to $1,005.0 million in the aggregate, consisting of the Revolving Credit Facility, which permits the Company to borrow up to $500.0 million on a revolving basis and $505.0 million, in the aggregate, of term loan borrowings under three separate term loan facilities. As of March 29, 2001, the Company did not have the ability to borrow additional amounts under these facilities. Under the Senior Credit Facilities, the Company is required to comply with certain financial and other covenants. The Company is currently in default of certain of these financial covenants. The loans under the Senior Credit Facilities bear interest at either a base rate (referred to as "Base Rate Loans") or adjusted LIBO rate (referred to as "LIBOR Rate Loans") plus, in each case, an applicable margin determined depending upon the Company's Total Leverage Ratio (as defined in the Senior Credit Facilities). Additionally, the Company is in interest payment default with regard to its Senior Credit Facilities as the Company failed to pay all accrued and due interest payments as of the end of March 2001. As a result of these defaults, the lenders under the Company's Senior Credit Facilities and the holders of the Regal Notes and Regal Debentures have exercised their right to accelerate the maturity of all of the outstanding indebtedness under the respective agreements which together totals $1.80 billion on which the Company owes $85.2 million in accrued and unpaid interest. The Company does not have the ability to fund or refinance the accelerated maturity of this indebtedness. Because of the Company's non-compliance with its Senior Credit Facilities, the Company's outstanding LIBO Rate Loans will convert to Base Rate Loans as they mature. Additionally, because of the Company's interest payment default, the lenders under the Company's Senior Credit Facilities notified the Company effective April 2001, that a default interest rate would be applied to the outstanding indebtedness under the Senior Credit Facilities.

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

         The Regal Merger was financed by an offering of $400.0 million aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2008 (the "Original Notes"), initial borrowings of $375.0 million under the Company's current senior credit facility (as amended, the "Senior Credit Facilities") and $776.9 million in proceeds from the investment of KKR, Hicks Muse, DLJ and management in the Company (the "Equity Investment"). In connection with the Recapitalization, the Company made an offer to purchase (the "Tender Offer") all $125.0 million aggregate principal amount of the previously outstanding 8 1/2% Senior Subordinated Notes due October 1, 2007, (the "Old Regal Notes"). In conjunction with the Tender Offer, the Company also solicited consents to eliminate substantially all of the covenants contained in the indenture relating to the Old Regal Notes. The purchase price paid by the Company for the Old Regal Notes was approximately $139.5 million, including a premium of approximately $14.5 million.

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

         On December 16, 1998, the Company issued an additional $200.0 million aggregate principal amount of 9 1/2% Senior Subordinated Debentures due 2010 (the "Regal Debentures"). The proceeds of the offering of the Regal Debentures were used to repay all of the then outstanding indebtedness under the Revolving Credit Facility and the excess was used for working capital purposes.

         In April of 2000, the Company obtained $20.0 million of equipment financing. The Company used the proceeds to repay the Revolving Credit Facility. In addition, the Company closed $45.2 million of sale-leaseback financing during its second and third quarters of 2000.

         Interest payments on the Regal Notes and the Regal Debentures and interest payments and amortization with respect to the Senior Credit Facilities represent significant liquidity requirements for the Company. The Company had interest expense of approximately $49.8 million for the three-month period ended March 29, 2001. Due to the Company's non-compliance with its Senior Credit Facilities, the lenders under the Senior Credit Facility have the right under the indenture governing the Regal Notes and Regal Debentures to prevent the Company from making interest payments under the Regal Notes and Regal Debentures.

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

         Since the fourth quarter of 2000, the Company has been in default of certain financial covenants contained in its Senior Credit Facilities and its Equipment Financing. As a result of the defaults, the administrative agent under the Company's Senior Credit Facilities delivered payment blockage notices to the Company and the indenture trustee of its Regal Notes and its Regal Debentures prohibiting the payment by Regal of the semi-annual interest payments of approximately $28.5 million and $8.9 million due to the holders of the notes on December 1, 2000 and December 15, 2000, respectively. Additionally, the Company is in interest payment default with regard to its Senior Credit Facilities as the Company failed to pay all accrued and due interest payments as of the end of March 2001. As a result of these defaults, the lenders under the Company's Senior Credit Facilities and the holders of the Regal Notes and Regal Debentures have exercised their right to accelerate the maturity of all of the outstanding indebtedness under the respective agreements which together totals $1.80 billion on which the Company owes $85.2 million in accrued and unpaid interest. The Company does not have the ability to fund or refinance the accelerated maturity of this indebtedness.

         The Company has engaged financial advisers and is currently evaluating a longer-term financial plan to address various restructuring alternatives. The financial plan will provide for the closure of under-performing theatre sites and a restructuring of the Company.

         Based on the substantial doubt that exists about the Company's ability to continue under its existing capital structure, the restructuring of the Company may include a potential recapitalization or a bankruptcy reorganization.

         In addition, the uncertainty regarding the eventual outcome of the Company's restructuring, and the effect of other unknown adverse factors, could threaten the Company's existence as a going concern. Continuing on a going concern basis is dependent upon, among other things, the success of the Company's financial plan and related agreement among all the Company's existing creditors, continuing to license popular motion pictures, maintaining the support of key vendors and key landlords, retaining key personnel and the continued slowing of construction within the theatre exhibition industry along with financial, business, and other factors, many of which are beyond the Company's control.

         The Company anticipates it will incur significant legal and professional fees and other restructuring costs due to the ongoing restructuring of its business operations throughout 2001.

INFLATION; ECONOMIC DOWNTURN

         The Company does not believe that inflation has had a material impact on its financial position or results of operations. In times of recession, attendance levels experienced by motion picture exhibitors may be adversely affected. For example, revenues declined for the industry in 1990 and 1991.

NEW ACCOUNTING PRONOUNCEMENTS

         In the first quarter of 2001, the Company adopted Financial Accounting Standards Board issued Statement No.133, Accounting for Derivative Instruments and Hedging Activities. This statement requires the Company to recognize all derivatives on the balance sheet at fair value. As a result of the application of Statement No. 133, the Company recorded a $0.5 million long-term liability at March 29, 2001.

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

RISK FACTORS

         This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable; it can give no assurance that such expectations will prove to have been correct.

CONTINUATION UNDER OUR CURRENT CAPITAL STRUCTURE

         As disclosed in "Liquidity and Capital Resources," the Company is in interest payment default with regard to its Senior Credit Facilities as the Company failed to pay all accrued and due interest payments as of the end of March 2001. As a result of these defaults, the lenders under the Company's Senior Credit Facilities and the holders of the Regal Notes and Regal Debentures have exercised their right to accelerate the maturity of all of the outstanding indebtedness under the respective agreements which together totals $1.80 billion on which the Company owes $85.2 million in accrued and unpaid interest. The Company does not have the ability to fund or refinance the accelerated maturity of this indebtedness. The Company has engaged financial advisers and is currently evaluating a long-term financial plan to address various restructuring alternatives. The financial plan will provide for the closure of under-performing theatres and a potential restructuring, recapitalization or a bankruptcy reorganization of the Company. Because of the potential restructuring alternatives, doubt exists about the Company's ability to continue operating under its existing capital structure.

         In addition, the uncertainty regarding the eventual outcome of the Company's restructuring, and the effect of other unknown adverse factors (such as the lack of supply of popular motion pictures), could threaten the Company's existence as a going concern. Continuing on a going concern basis is dependent upon, among other things, the success of the Company's financial plan, continuing to license popular motion pictures, maintaining the support of key vendors and key landlords, retaining key personnel and the continued slowing of construction within the theatre exhibition industry along with financial, business, and other factors, many of which are beyond the Company's control.

WE DEPEND ON MOTION PICTURE PRODUCTION AND PERFORMANCE AND ON OUR RELATIONSHIP WITH FILM DISTRIBUTORS

         The Company's ability to operate successfully depends upon a number of factors, the most important of which are the availability and appeal of motion pictures, our ability to license motion pictures and the performance of such motion pictures in our markets. We mostly license first-run motion pictures. Poor performance of or any disruption in the production of or our access to, these motion pictures could hurt our business and results of operations. Because film distributors usually release films that they anticipate will be the most successful during the summer and holiday seasons, poor performance of these films or disruption in the release of films during such periods could hurt our results for those particular periods or for any fiscal year.

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

WE DEPEND ON OUR SENIOR MANAGEMENT

         Our success depends upon the continued contributions of our senior management, including Michael L. Campbell, our Chairman, President and Chief Executive Officer. We currently have employment contracts with Mr. Campbell and our Chief Operating Officer, which expire in May 2001. We only maintain key-man life insurance for Mr. Campbell. If we lost the services of Mr. Campbell, it could hurt our business.

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

                                     ITEM 3.
            QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2000, and filed with the Commission on March 28, 2001, is incorporated in this item of this report by this reference.

                                     ITEM 6.
                        EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

         None.

(b)      Reports on Form 8-K.

         During the first quarter of fiscal 2001 ended March 29, 2001, the Registrant filed no Current Reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL CINEMAS, INC.


Date: May 13, 2001                  By: /s/ Michael L. Campbell
                                    Michael L. Campbell, Chairman, President
                                    and Chief Executive Officer



                                    By: /s/ Amy Miles
                                    Executive Vice President and
                                    Chief Financial Officer

Exhibit Index


         Item                              Description
         ----                              -----------

None                                None