Form 10-Q
period 2001-06-28
REGAL CINEMAS INC
filed 2001-08-13
CIK 905035

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 28, 2001


                        Commission file number: 333-52943



                               REGAL CINEMAS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)


           Tennessee                                       62-1412720
-------------------------------               ----------------------------------
(State or Other Jurisdiction of               (Internal Revenue Service Employer
 Incorporation or Organization)                      Identification Number)

        7132 Mike Campbell Drive
             Knoxville, TN                                   37918
-------------------------------               ----------------------------------
(Address of Principal Executive Offices)                   (Zip code)

        Registrant's Telephone Number, Including Area Code: 865/922-1123
                                                            ------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

        Common Stock outstanding - 216,235,316 shares at August 13, 2001

                         PART I -- FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS.

                               REGAL CINEMAS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                   (UNAUDITED)      (AUDITED)
                                                     JUNE 28,      DECEMBER 28,
                                                       2001           2001
                                                    -----------    -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                        $   140,487    $   118,834
   Accounts receivable                                      560          1,473
   Reimbursable construction advances                     7,882         10,221
   Inventories                                            4,306          6,092
   Prepaid and other current assets                      30,705         22,690
   Assets held for sale                                   4,540          3,808
                                                    -----------    -----------
         Total current assets                           188,480        163,118

PROPERTY AND EQUIPMENT:
   Land                                                  79,406         87,491
   Buildings and leasehold improvements               1,093,613      1,119,677
   Equipment                                            442,081        453,320
   Construction in progress                                 226          8,195
                                                    -----------    -----------
                                                      1,615,326      1,668,683
   Accumulated depreciation and amortization           (276,700)      (246,850)
                                                    -----------    -----------
         Total property and equipment, net            1,338,626      1,421,833
GOODWILL, net of accumulated amortization of
     $35,143 and $31,080, respectively                  350,934        365,227
OTHER ASSETS                                             41,879         40,950
                                                    -----------    -----------
         TOTAL ASSETS                               $ 1,919,919    $ 1,991,128
                                                    ===========    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Current maturities of long-term debt             $ 1,821,549    $ 1,823,683
   Accounts payable                                      45,669         55,753
   Accrued expenses                                     219,390        148,559
                                                    -----------    -----------
         Total current liabilities                    2,086,608      2,027,995

LONG-TERM DEBT, less current maturities:
   Long-term debt                                         3,469          3,709
   Capital lease obligations                              1,542         17,790
   Lease financing arrangements                         159,343        153,350
OTHER LIABILITIES                                        43,026         40,669
                                                    -----------    -----------
         TOTAL LIABILITIES                            2,293,988      2,243,513

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT:
   Preferred stock, no par: 100,000,000 shares
     authorized, none issued                                 --             --
   Common stock, no par: 500,000,000 shares
     authorized; 216,235,316 shares issued and
     outstanding at June 28, 2001 and 216,282,348
     shares issued and outstanding at
     December 28, 2000                                  196,568        196,804
   Loans to shareholders                                 (3,178)        (3,414)
   Retained deficit                                    (567,459)      (445,775)
                                                    -----------    -----------
         TOTAL SHAREHOLDERS' DEFICIT                $  (374,069)   $  (252,385)
                                                    -----------    -----------
         TOTAL LIABILITIES AND
            SHAREHOLDERS' DEFICIT                   $ 1,919,919    $ 1,991,128
                                                    ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                               REGAL CINEMAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS OF DOLLARS)

                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                         ----------------------    ----------------------
                                          JUNE 28,     JUNE 29,     JUNE 28,     JUNE 29,
                                            2001         2000         2001         2000
                                         ---------    ---------    ---------    ---------
REVENUES:
   Admissions                            $ 199,308    $ 182,544    $ 400,036    $ 342,775
   Concessions                              82,557       74,488      158,619      140,526
   Other operating revenue                  10,446       11,597       20,736       23,508
                                         ---------    ---------    ---------    ---------
         Total revenues                    292,311      268,629      579,391      506,809
                                         ---------    ---------    ---------    ---------

OPERATING EXPENSES:
   Film rental and advertising             111,611      103,644      211,555      184,566
   Cost of concessions and other            12,131       11,506       23,335       21,860
   Theatre operating expenses              114,555      107,254      232,446      212,531
   General and administrative                8,277        8,066       15,433       16,335
   Legal and professional fees -
      restructuring related                  5,415           --        7,952           --
   Depreciation and amortization            23,302       21,702       46,660       43,358
   Theatre closing costs                    (6,644)       9,101       18,757       12,867
   Loss (gain) on disposal of
       operating assets                      3,495         (240)      10,636          287
   Loss on impairment of fixed assets       15,355       10,245       52,318       14,503
                                         ---------    ---------    ---------    ---------
         Total operating expenses          287,497      271,278      619,092      506,307
                                         ---------    ---------    ---------    ---------

OPERATING INCOME (LOSS)                      4,814       (2,649)     (39,701)         502

OTHER INCOME (LOSS):
   Interest expense                        (49,862)     (42,174)     (99,630)     (82,596)
   Interest income                           1,015          248        2,637          506
                                         ---------    ---------    ---------    ---------
LOSS BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                  (44,033)     (44,575)    (136,694)     (81,588)
BENEFIT FROM INCOME TAXES                       --       15,157           --       27,584
                                         ---------    ---------    ---------    ---------
NET LOSS BEFORE
   EXTRAORDINARY ITEM                      (44,033)     (29,418)    (136,694)     (54,004)

EXTRAORDINARY ITEM:
   Gain on extinguishment of debt, net
       of applicable taxes of $0            15,010           --       15,010           --
                                         ---------    ---------    ---------    ---------
NET LOSS                                 $ (29,023)   $ (29,418)   $(121,684)   $ (54,004)
                                         =========    =========    =========    =========






See accompanying notes to condensed consolidated financial statements.

                               REGAL CINEMAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                     SIX MONTHS ENDED
                                                                   ---------------------
                                                                   JUNE 28,    JUNE 29,
                                                                     2001        2000
                                                                   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        $(121,684)  $ (54,004)
     Adjustments to reconcile net loss to net cash provided
       by (used in) operating activities:
       Depreciation and amortization                                  46,660      43,359
       Extraordinary gain on extinguishment of debt                  (15,010)         --
       Loss on impairment of assets                                   52,318      14,503
       Loss on disposal of operating assets                           10,636         287
       Theatre closing costs                                          18,757      12,867
       Deferred income taxes                                              --     (27,556)
       Changes in operating assets and liabilities:
         Accounts receivable                                             913       1,047
         Inventories                                                   1,786        (101)
         Prepaids and other assets                                    (8,944)        367
         Accounts payable                                            (10,084)    (38,602)
         Accrued expenses and other liabilities                       54,431       7,987
                                                                   ---------   ---------
              Net cash provided by (used in) operating activities     29,779     (39,846)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net                                       (13,673)    (99,443)
     Proceeds from sales of fixed assets                               4,927      13,917
     Net change in reimbursable construction advances                  2,339      10,380
                                                                   ---------   ---------
              Net cash used in investing activities                   (6,407)    (75,146)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under long-term debt                                      --     147,000
     Payments made on long-term debt                                  (1,719)    (38,293)
                                                                   ---------   ---------
              Net cash provided by (used in) financing activities     (1,719)    108,707
                                                                   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                   21,653      (6,285)

CASH AND CASH EQUIVALENTS, beginning of period                       118,834      40,604
                                                                   ---------   ---------
CASH AND CASH EQUIVALENTS, end of period                           $ 140,487   $  34,319
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

         The film exhibition industry continues to face severe financial challenges due primarily to the rapid building of state of the art theatre complexes that resulted in an unanticipated oversupply of screens. The aggressive new build strategies generated significant competition in once stable markets and rendered many older theatres obsolete more rapidly than anticipated. This effect, together with the fact that the Company leases many of these now obsolete theatres under long-term commitments, produced an oversupply of screens throughout the exhibition industry at a rate much quicker than the industry could effectively handle. The industry overcapacity coupled with declines in national box office attendance during the previous fiscal years has negatively affected the operating results of the Company and many of its competitors. The exhibition industry continues to report severe liquidity concerns, defaults under credit facilities, renegotiations of financial covenants, as well as several announced bankruptcy filings.

         As the Company has funded expansion efforts over the past several years primarily from borrowings under its credit facilities, the Company's leverage has grown significantly over this time. Consequently, since the fourth quarter of 2000, the Company has been in default of certain financial covenants contained in its Senior Credit Facilities and its equipment financing term note ("Equipment Financing"). As a result of the default, the administrative agent under the Company's Senior Credit Facilities delivered payment blockage notices to the Company and the indenture trustee of its 9-1/2% Senior Subordinated Notes due 2008, (the "Regal Notes") and its 8-7/8% Senior Subordinated Notes due 2010 (the "Regal Debentures") prohibiting the payment by Regal of the semi-annual interest payments of approximately $28.5 million due holders of the Regal Notes on December 1, 2000 and June 1, 2001 and $8.9 million due to the holders of the Regal Debentures on December 15, 2000 and June 15, 2001. Because of the interest payment defaults, the Company is also in default of the indentures related to the Regal Notes and Regal Debentures. Additionally, the Company is in payment default of its Senior Credit Facilities, as the Company failed to pay the first and second quarter interest payments totaling approximately $49.2 million and principal payments totaling approximately $3.8 million. As a result of the interest payment defaults, the holders of the Company's Senior Credit Facilities and the indenture trustee for the Regal Notes and Regal Debentures have exercised their right to accelerate the maturity of all of the outstanding indebtedness under the respective agreements, which together totals approximately $1.80 billion plus accrued and unpaid interest of approximately $129.1 million. The Company does not have the ability to fund or refinance the accelerated maturity of this indebtedness.

         The Company has engaged financial advisers and is currently developing a longer-term financial plan to address various restructuring alternatives. The financial plan will provide for the closure of under-performing theatre sites and a restructuring of the Company. Accordingly, the Company is currently in discussions with the majority holders of the Company's Senior bank and bond debt.

         Based on the substantial doubt that exists about the Company's ability to continue under its existing capital structure, the restructuring of the Company may include a potential recapitalization or bankruptcy reorganization.

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

         The Company, without audit, has prepared the condensed consolidated balance sheet as of June 28, 2001, the condensed consolidated statements of operations for the three and six month periods ended June 28, 2001 and June 29, 2000, and the condensed consolidated statements of cash flows for the six months ended June 28, 2001 and June 29, 2000. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 28, 2000 information is from the audited December 28, 2000 consolidated balance sheet of the Company.

         Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

         Users should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K dated March 28, 2001. The results of operations for the three and six month periods ended June 28, 2001 are not necessarily indicative of the operating results for the full year.

2        LONG-TERM DEBT

         Long-term debt at June 28, 2001 and December 28, 2000, consists of the following (in thousands):

                                                                   JUN. 28,  DEC. 28,
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

                                           REDEMPTION
                    YEAR                     PRICE
                    2003                    104.750%
                    2004                    103.328%
                    2005                    101.219%
                    2006                    101.109%
                    2007 and thereafter     100.000%             200,000        200,000

         Term Loans                                              505,000        505,000

         Revolving credit facility                               495,000        495,000

         Equipment financing note payable, payable in varying
         quarterly installments through April 1, 2005,
         including interest at LIBOR plus 3.25% (8.33% at June
         28, 2001), collateralized by related equipment           19,000         19,500

         Capital lease obligations, 7.9%, maturing in 2009         1,597         19,597

         Lease financing arrangements, 11.5%, maturing in
         various installments through 2019                       161,300        155,165

         Other                                                     4,006          4,270
                                                             -----------    -----------

                                                               1,985,903      1,998,532
         Less current maturities                              (1,821,549)    (1,823,683)
                                                             -----------    -----------
         Total long-term obligations                         $   164,354    $   174,849
                                                             ===========    ===========

         CREDIT FACILITIES - The Company entered into credit facilities provided by a syndicate of financial institutions. The Company amended these facilities in August 1998, December 1998, and March 1999. These credit facilities (the "Credit Facilities") now include a $500.0 million Revolving Credit Facility (including the availability of Revolving Loans, Swing Line Loans, and Letters of Credit) and three term loan facilities: Term A, Term B, and Term C (the "Term Loans"). The Company must pay an annual commitment fee ranging from 0.2% to 0.425%, depending on the Company's Total Leverage Ratio, as defined in the Credit Facilities, of the unused portion of the Revolving Credit Facility. The Revolving Credit Facility expires in June 2005. Outstanding borrowings under the Revolving Credit Facility were $495.0 million as of June 28, 2001 and December 28, 2000, respectively.

         Under the Term A Loan or the Revolving Credit Facility, the Company may borrow funds at the Base Rate plus a margin of 0% to 1% depending on the Total Leverage Ratio. The Base Rate on revolving loans is the rate established by the Administrative Agent in New York as its base rate for dollars loaned in the United States. The outstanding balance under the Term A Loan was $235.2 million at both June 28, 2001 and December 28, 2000 with $2.4 million due annually through 2004 and the balance due in 2005.

         Under the Term B Loan, the Company may borrow funds at the Base Rate plus a margin of 0.75% to 1.25% depending on the Total Leverage Ratio. The outstanding balance under the Term B Loan was $137.5 million at June 28, 2001 and December 28, 2000, with the balance scheduled to be due in 2006.

         Under the Term C Loan, the Company may borrow funds at the Base Rate plus a margin of 1.0% to 1.5% depending on the Total Leverage Ratio. The outstanding balance under the Term C Loan was $132.3 million at June 28, 2001 and December 28, 2000, with $1.35 million due annually through 2006, and the balance due in 2007.

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

         Since the fourth quarter of 2000, the Company has been in default of certain financial covenants contained in its Senior Credit Facilities and its Equipment Financing. As a result of the default, the administrative agent under the Company's Senior Credit Facilities delivered payment blockage notices to the Company and the indenture trustee of its 9-1/2% Senior Subordinated Notes due 2008, (the "Regal Notes") and its 8-7/8% Senior Subordinated Notes due 2010 (the "Regal Debentures") prohibiting the payment by Regal of the semi-annual interest payments of approximately $28.5 million due holders of the Regal Notes on December 1, 2000 and June 1, 2001 and $8.9 million due to the holders of the Regal Debentures on December 15, 2000 and June 15, 2001. Because of the interest payment defaults, the Company is also in default of the indentures related to the Regal Notes and Regal Debentures. Additionally, the Company is in payment default of its Senior Credit Facilities, as the Company failed to pay the first and second quarter interest payments totaling approximately $49.2 million and principal payments totaling approximately $3.8 million. As a result of the interest payment defaults, the holders of the Company's Senior Credit Facilities and the indenture trustee for the Regal Notes and Regal Debentures have exercised their right to accelerate the maturity of all of the outstanding indebtedness under the respective agreements, which together totals approximately $1.80 billion plus accrued and unpaid interest of approximately $129.1 million. The Company does not have the ability to fund or refinance the accelerated maturity of this indebtedness. Accordingly, the Company has classified the Senior Credit Facilities, Equipment Financing, Regal Notes and Regal Debentures as current liabilities in the accompanying balance sheet as of June 28, 2001 and December 28, 2000.

         LEASE FINANCING ARRANGEMENTS - The Emerging Issues Task Force (EITF) released in fiscal 1998, Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction. Issue No. 97-10 is applicable to entities involved on behalf of an owner-lessor with the construction of an asset that when construction of the asset is completed, the owner-lessor will lease to the lessee. Issue No. 97-10 requires the Company be considered the owner (for accounting purposes) of these types of projects during the construction period as well as when the construction of the asset is completed. Therefore, the Company has recorded such leases as lease financing arrangements on the accompanying balance sheet.

         INTEREST RATE SWAPS - In September 1998, the Company entered into interest rate swap agreements for five-year terms to hedge a portion of the Senior Credit Facilities variable interest rate risk. In September 2000, the Company monetized the value of these agreements for approximately $8.6 million. As the Company had accounted for these swap agreements as interest rate hedges, the Company has deferred the gain realized from the sale. The Company will amortize the deferred gain as a credit to interest expense over the remaining original term of these swaps (through September 2003). The current portion of this gain is included in accrued expenses and the long-term portion in other liabilities. The fair value of the Company's one remaining interest rate swap, which matures in March 2002, is ($0.5) million as of June 28, 2001.

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities and subsequently amended No. 133 by SFAS Nos. 137 and 138. These statements specify how to report and account for derivative instruments and hedging activities, thus requiring the recognition of those items as assets or liabilities in the statement of financial position and measure them at fair value. The Company adopted these statements in the first quarter of fiscal 2001. The adoption of these statements resulted in a charge of $0.5 million to establish a liability for the fair market value of the Company's interest rate swap agreement.

         EXTRAORDINARY GAIN - During the second quarter of 2001, the Company recognized an extraordinary gain of $15.0 million, on which there was no income tax effect (see Note 3), due to the early termination of certain capital leases. The landlord terminated these leases in exchange for rights to purchase theatre equipment at these theatre sites.

3        INCOME TAXES

         The Company periodically evaluates its deferred tax asset to determine the need for any valuation allowance that may be appropriate in light of the Company's projections for taxable income and the expiration dates of the Company's net operating loss carry-forwards. Based on the results of its evaluation, the Company recorded a $182.8 million valuation allowance against the deferred tax assets as of December 28, 2000 to reflect the determination that it was more likely than not that the net deferred tax asset will not be realized. The Company did not book a tax asset for the quarter and six-month period ended June 28, 2001 as the entire deferred tax asset resulting from the loss before income taxes, net of the extraordinary gain ($9.5 million and $42.6 million, respectively, resulting in an effective tax rate of 32.8% and 35.0%, respectively) was reserved by a corresponding increase in the valuation allowance. The Company will continue to review this valuation allowance on a periodic basis and make adjustments as appropriate.

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

5        LOSS ON IMPAIRMENT OF ASSETS

         ASSET IMPAIRMENT - The Company periodically reviews the carrying value of long-lived assets, including allocated goodwill, for impairment based on expected future cash flows. The Company performs these reviews as part of the Company's budgeting process and on an individual theatre level, the lowest level of identifiable cash flows. Factors considered in management's estimate of future theatre cash flows include historical operating results over complete operating cycles, current and anticipated impacts of competitive openings in individual markets, and anticipated sales or dispositions of theatres.

         Management uses the results of this analysis to determine whether impairment has occurred. The Company's estimate of the resulting impairment loss is the amount by which the carrying value of the asset exceeds fair value using discounted cash flows. Discounted cash flows also include estimated proceeds for the sale of owned properties in the instances where management intends to sell the location. The Company has recognized the following impairment losses per this analysis:

                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                      -----------------    -------------------
                                      JUNE 28,  JUNE 29,   JUNE 28,   JUNE 29,
                                       2001       2000       2001       2000
                                      -------    -------    -------    -------
         (IN THOUSANDS)
         Write-down of theatre
            property and equipment    $13,267    $ 1,022    $43,255    $ 1,749
         Write-off of goodwill          2,088      9,223      9,063     12,754
                                      -------    -------    -------    -------
         Total                        $15,355    $10,245    $52,318    $14,503
                                      =======    =======    =======    =======

         THEATRE CLOSING AND LOSS ON DISPOSAL COSTS - The Company's management team continually evaluates the status of the Company's under-performing locations. During the second quarter of 2001, the Company recorded $3.5 million as the net loss on disposal of these locations. The Company maintains, in conjunction with certain closed locations, a reserve for lease termination costs of $51.4 million. This reserve for lease termination costs represents management's best estimate of the potential costs for exiting these leases. The Company bases this reserve on analyses of the properties, correspondence with the landlord, exploratory discussions with potential sublessees and individual market conditions.

         The following is the activity in this reserve during the six-month periods ended: (In thousands)

                                                         JUNE 28,     JUNE 29,
                                                           2001         2000
                                                         --------     ---------
         Beginning balance                               $  41,463    $   4,269
         Rent and other termination payments                (5,195)      (9,744)
         Additional closing and termination costs           25,277       13,967
         Change in previous reserve estimates              (10,099)      (1,563)
                                                         ----------   ----------
         Ending balance                                  $  51,446    $   6,929
                                                         =========    =========

         The Company has made decisions after June 28, 2001 to close additional theatres in conjunction with its restructuring program. The Company will recognize additional theatre closing and loss on disposal costs in 2001 because of these closures.

6        CASH FLOW INFORMATION

         (IN THOUSANDS)                                 JUNE 28,    JUNE 29,
                                                          2001        2000
                                                        --------     -------
         Supplemental information on cash flows:
         Interest paid                                  $ 21,707     $82,000
         Income taxes paid (refunds received), net          (194)        246

         NONCASH TRANSACTIONS:

         JUNE 28, 2001:

         Pursuant to EITF 97-10, the Company recorded lease financing arrangements and net assets of $7.1 million.

         The Company retired 47,032 shares of common stock valued at $0.2 million in exchange for canceling notes receivable from certain shareholders.

         JUNE 29, 2000:

         Pursuant to EITF 97-10, the Company recorded lease financing arrangements and net assets of $37.6 million.

         The Company retired 23,408 shares of common stock valued at $0.1 million in exchange for canceling notes receivables from certain shareholders.

7        SUBSEQUENT EVENT

         In July 2001, the Company entered into an agreement with one of its landlords that provides for the termination of long-term leases at five locations, two of which the Company accounted for as lease financing arrangements. Accordingly, the Company wrote-off the lease financing arrangement obligations and net book value of the related property and equipment and other assets during the third quarter of 2001, resulting in an extraordinary gain due to debt extinguishment of $3.4 million, net of applicable taxes.

8        RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

         The Financial Accounting Standards Board has approved for issuance Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

                                     ITEM 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Users should read the following analysis of the financial condition and results of operations of Regal Cinemas, Inc. (the "Company") in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included herein.

RESULTS OF OPERATIONS

The Company's generates revenues primarily from admissions and concession sales. Additional revenues are generated by electronic video games located adjacent to the lobbies of certain of the Company's theatres and by on-screen advertisements, and rebates from concession vendors. Direct theatre costs consist of film rental and advertising costs, costs of concessions and theatre operating expenses. Film rental costs depend on the popularity of a film and the length of time since the film's release and generally, decline as a percentage of admission revenues the longer a film is in exhibition. Because the Company purchases certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, the Company is able to improve its margins by negotiating volume discounts. Theatre operating expenses consist primarily of theatre labor and occupancy costs. At June 28, 2001, the Company paid the federal minimum wage to approximately 6.0 percent of the Company's employees and, accordingly, the minimum wage largely determines the Company's labor costs for those employees. Future increases in minimum wage requirements or legislation requiring additional employer funding of health care, among other things, may increase theatre operating expenses as a percentage of total revenues.

The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items reflected in the Company's consolidated statements of operations.

                                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                            -------------------   -------------------
                                            JUNE 28,   JUNE 29,   JUNE 28,   JUNE 29,
                                              2001      2000        2001       2000
                                            -------    -------    -------    -------
REVENUES:
   Admissions                                  68.2       68.0       69.0       67.6
   Concessions                                 28.2       27.7       27.4       27.7
   Other operating revenue                      3.6        4.3        3.6        4.7
                                            -------    -------    -------    -------
         Total revenues                       100.0      100.0      100.0      100.0
                                            -------    -------    -------    -------
OPERATING EXPENSES:
   Film rental and advertising                 38.2       38.6       36.5       36.4
   Cost of concessions and other                4.1        4.3        4.0        4.3
   Theatre operating expenses                  39.2       39.9       40.1       41.9
   General and administrative                   2.8        3.0        2.7        3.2
   Legal and professional fees -
      restructuring related                     1.9        0.0        1.4        0.0
   Depreciation and amortization                8.0        8.1        8.1        8.6
   Theatre closing costs                       (2.7)       3.4        3.1        2.5
   Loss on disposal of operating assets         1.2       (0.1)       1.8        0.1
   Loss on impairment of fixed assets           5.3        3.8        9.0        2.9
                                            -------    -------    -------    -------
         Total operating expenses              98.0      101.0      106.7       99.9
                                            -------    -------    -------    -------
OPERATING INCOME (LOSS)                         2.0       (1.0)      (6.7)       0.1

OTHER INCOME (LOSS):
   Interest expense                           (17.0)     (15.7)     (17.2)     (16.3)
   Interest income                              0.4        0.1        0.5        0.1
   Other                                       (0.4)       0.0       (0.2)       0.0
                                            -------    -------    -------    -------
LOSS BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                     (15.0)     (16.6)     (23.6)     (16.1)

BENEFIT FROM INCOME TAXES                       0.0        5.6        0.0        5.4
                                            -------    -------    -------    -------
NET LOSS BEFORE
   EXTRAORDINARY ITEM                         (15.0)     (11.0)     (23.6)     (10.7)

EXTRAORDINARY ITEM:
   Gain on extinguishment of debt, net
      of applicable taxes                       5.1        0.0        2.6        0.0
                                            -------    -------    -------    -------
NET LOSS                                    $  (9.9)   $ (11.0)   $ (21.0)   $ (10.7)
                                            =======    =======    =======    =======

THREE MONTHS ENDED JUNE 28, 2001 AND JUNE 29, 2000

         TOTAL REVENUES - Total revenues for the second quarter of fiscal 2001 increased 8.8% to $292.3 million from $268.6 million in the comparable 2000 period. Box office ticket prices for the second quarter of 2001 averaged $5.60, which was 4.7% higher than the $5.35 average ticket price in the second quarter of 2000. Average concession prices also were higher in the second quarter of 2001 ($2.32) versus the second quarter in 2000 ($2.18). The higher prices increased box revenues and concession revenues by $8.4 million and $4.6 million, respectively. Admissions for the second quarter of 2001 increased 4.4% to 35.6 million patrons as compared to 34.1 million patrons for the second quarter of 2000. The Company's attendance increased in spite of the fact that the circuit's average screen count during the second quarter of 2001 decreased to 4,036 as compared to the average screen count of 4,428 during the second quarter of 2000. The increased attendance yielded an increase in box revenues of $8.3 million and concession revenues of $3.5 million. Other operating revenue for the second quarter of 2001 was lower than in the same period in 2000 by $1.1 million due primarily to the elimination of revenues from the Company's entertainment centers (Funscapes), partially offset by increased revenues from certain vendor rebates.

         DIRECT THEATRE COSTS - Direct theatre costs increased by 7.1% to $238.3 million in the second quarter 2001 from $222.4 million in the second quarter of 2000. Direct theatre costs as a percentage of total revenues decreased to 81.5% in the 2001 period from 82.8% in the 2000 period. The decrease in direct theatre costs as a percentage of total revenues was primarily attributable to as the Company's continued closure of unprofitable theatres combined with the increase in total revenues in the second quarter of 2001 as compared to the same period in 2000.

         GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses increased by 2.6% to $8.3 million in the second quarter of 2001 from $8.1 million in the second quarter 2000. As a percentage of total revenues, general and administrative expenses decreased to 2.8% in the 2001 period from 3.0% in the 2000 period. The reduction in general and administrative expenses as a percentage of total revenues was primarily due to lower corporate salary and wage expenses and the corresponding decrease in payroll related costs.

         LEGAL AND PROFESSIONAL - RESTRUCTURING RELATED - The Company incurred $5.4 million of professional and consulting fees in the second quarter of 2001 relating to the Company's ongoing restructuring efforts.

         DEPRECIATION AND AMORTIZATION - Depreciation and amortization expense increased in the second quarter of 2001 by 7.4% to $23.3 million from $21.7 million in the second quarter of 2000.

         OPERATING INCOME (LOSS) - Operating income (loss) for the second quarter of 2001 increased to $4.8 million from $(2.6) million in the second quarter of 2000. The increase is primarily due to increased box and concession revenues coupled with the recognition of a gain in theatre closing costs.

         INTEREST EXPENSE - Interest expense increased in the second quarter of 2001 to $49.9 million from $42.2 million in the second quarter of 2000. The increase is primarily due to higher average debt and financing obligations in 2001.

         INCOME TAXES - No benefit for income taxes was recorded in the second quarter of 2001 since the Company recorded an offsetting valuation allowance against the resulting deferred tax asset ($9.5 million yielding a 32.8% effective tax rate) as it is more likely than not that such deferred tax assets would not be realized. The Company recorded a $15.2 million benefit in the second quarter of 2000 with an effective rate of 34.0%. The effective rate differs from the statutory rate due to nondeductible goodwill amortization and the inclusion of state income taxes.

         NET LOSS - The net loss in the second quarter of 2001 was $29.0 million as compared to $29.4 million in the second quarter of 2000.

         IMPAIRMENT AND OTHER DISPOSAL CHARGES - The Company periodically reviews the carrying value of long-lived assets, including allocated goodwill, for impairment based on expected future cash flows. The Company performs these reviews as part of the Company's budgeting process and on an individual theatre level, the lowest level of identifiable cash flows. Factors considered in management's estimate of future theatre cash flows include historical operating results over complete operating cycles, current and anticipated impacts of competitive openings in individual markets, and anticipated sales or dispositions of theatres.

         Management uses the results of this analysis to determine whether impairment has occurred. The Company's estimate of the resulting impairment loss is the amount by which the carrying value of the asset exceeds fair value using discounted cash flows. Discounted cash flows also include estimated proceeds for the sale of owned properties in the instances where management intends to sell the location. This analysis resulted in the recording of a $15.4 million impairment charge during the second quarter of 2001.

         Additionally, the Company continually evaluates the status of the Company's under-performing locations. Consequently, the Company decided to close a number of existing theatre locations as well as discontinue plans to develop certain sites. In conjunction with certain closed locations, the Company maintains a reserve for lease termination costs of $51.4 million. This reserve for lease termination costs represents management's best estimate of the potential costs for exiting these leases. The Company bases this estimate on analyses of the properties, correspondence with the landlord, exploratory discussion with potential sub-lessees and individual market conditions.

SIX MONTHS ENDED JUNE 28, 2001 AND JUNE 29, 2000

         TOTAL REVENUES - Total revenues for the first half of fiscal 2001 increased by 14.3% to $579.4 million from $506.8 million in the first half of 2000. This increase was due to both higher admissions as well as increased ticket prices. Box office ticket prices for the first half of 2001 averaged $5.56, which was 6.7% higher than the $5.21 average ticket price for the same period in 2000. Concession prices also were higher in the first half of 2001 ($2.20) versus the same period in 2000 ($2.14). The higher prices increased revenue by $27.4 million. Attendance was higher in the first half of 2001 (72.0 million admissions) as compared to the 2000 period (65.8 million admissions). The increase in attendance yielded a revenue increase of $47.8 million. Other operating revenue was lower in the first half of 2001 by $2.8 million due primarily to the elimination of revenues from the Company's entertainment centers (Funscapes), partially offset by increased revenues from certain vendor rebates.

         DIRECT THEATRE COSTS - Direct theatre costs increased by 11.5% to $467.3 million in the first half of 2001 from $419.0 million in the first half of 2000. Direct theatre costs as a percentage of total revenues decreased to 80.7% in the 2001 period from 82.7% in the 2000 period. The decrease was primarily attributable to the Company's continued closure of unprofitable theatres combined with the increase in total revenues in the first half of 2001 as compared to the same period in 2000.

         GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses decreased by 5.5% to $15.4 million in the first half of 2001 from $16.3 million in the first half of 2000. As a percentage of total revenues, general and administrative expenses decreased to 2.7% in the 2001 period from 3.2% in the 2000 period. The reduction in general and administrative expenses as a percentage of total revenues was primarily due to lower corporate salary and wage expenses and the corresponding decrease in payroll related costs.

         LEGAL AND PROFESSIONAL - RESTRUCTURING RELATED - The Company incurred $8.0 million of professional and consulting fees in the first half of 2001 relating to the Company's ongoing restructuring efforts.

         DEPRECIATION AND AMORTIZATION - Depreciation and amortization expense increased in the first half of 2001 by 7.6% to $46.7 million from $43.4 million in the first half of 2000.

         OPERATING INCOME - Operating income (loss) for the first half of 2001 decreased to $(39.7) million from $0.1 million in the first half of 2000. The decrease is primarily due to the $52.9 million increase in theatre closing costs, impairment charges, and loss on disposal of operating assets.

         INTEREST EXPENSE - Interest expense increased in the first half of 2001 to $99.6 million from $82.6 million in the first half of 2000. The increase is primarily due to higher average debt and financing obligations in 2001.

         INCOME TAXES - No benefit for income taxes was recorded in the first half of 2001 since the Company recorded an offsetting valuation allowance against the resulting deferred tax asset ($42.6 million yielding a 35.0% effective tax rate) as it is more likely than not that such deferred tax assets would not be realized. The Company recorded a $27.6 million benefit in the first half of 2000 with an effective rate of 33.8%. The effective rate differs from the statutory rate due to nondeductible goodwill amortization and the inclusion of state income taxes.

         NET LOSS - The net loss in the first half of 2001 was $121.7 million as compared to $54.0 million in the first half of 2000. The increase in the net loss was primarily due to the $52.9 million increase in theatre closing costs, impairment charges, and loss on disposal of operating assets, as well as increases in interest expense of $17.0 million. In addition, the Company incurred $8.0 million in professional and consulting fees relating to the Company's ongoing restructuring efforts.

         IMPAIRMENT AND OTHER DISPOSAL CHARGES - The Company periodically reviews the carrying value of long-lived assets, including allocated goodwill, for impairment based on expected future cash flows. The Company performs these reviews as part of the Company's budgeting process and on an individual theatre level, the lowest level of identifiable cash flows. Factors considered in management's estimate of future theatre cash flows include historical operating results over complete operating cycles, current and anticipated impacts of competitive openings in individual markets, and anticipated sales or dispositions of theatres.

         Management uses the results of this analysis to determine whether impairment has occurred. The Company's estimate of the resulting impairment loss as the amount by which the carrying value of the asset exceeds fair value using discounted cash flows. Discounted cash flows also include estimated proceeds for the sale of owned properties in the instances where management intends to sell the location. This analysis resulted in the recording of a $52.3 million impairment charge during the first half of 2001.

         Additionally, the Company continually evaluates the status of the Company's under-performing locations. Consequently, the Company decided to close a number of existing theatre locations as well as discontinue plans to develop certain sites. In conjunction with certain closed locations, the Company maintains a reserve for lease termination costs of $51.4 million. This reserve for lease termination costs represents management's best estimate of the potential costs for exiting these leases. The Company bases this estimate on analyses of the properties, correspondence with the landlord, exploratory discussion with potential sub-lessees and individual market conditions.

LIQUIDITY AND CAPITAL RESOURCES

         The Company derives substantially all its revenues from admission revenues and concession sales.

         The Company's capital requirements have historically arisen principally due to new theatre openings, acquisitions of existing theatres, and the addition of screens to existing theatres. The Company financed these capital requirements with debt and to a lesser extent, internally generated cash. The Company's Senior Credit Facilities provided for borrowings of up to $1,005.0 million in the aggregate, consisting of the Revolving Credit Facility, which permits the Company to borrow up to $500.0 million on a revolving basis and $505.0 million, in the aggregate, of term loan borrowings under three separate term loan facilities. As of June 28, 2001, the Company did not have the ability to borrow additional amounts under these facilities. Under the Senior Credit Facilities, the Company is required to comply with certain financial and other covenants. The Company is currently in default of certain of these financial covenants. The loans under the Senior Credit Facilities bear interest at a base rate (referred to as "Base Rate Loans") plus an applicable margin determined depending upon the Company's Total Leverage Ratio (as defined in the Senior Credit Facilities). Additionally, the Company is in payment default with regard to its Senior Credit Facilities as the Company failed to pay all principal and accrued and due interest payments as of the end of June 2001. As a result of these defaults, the lenders under the Company's Senior Credit Facilities and the holders of the Regal Notes and Regal Debentures have exercised their right to accelerate the maturity of all of the outstanding indebtedness under the respective agreements which together totals $1.80 billion on which the Company owes $129.1 million in accrued and unpaid interest. The Company does not have the ability to fund or refinance the accelerated maturity of this indebtedness.

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

         On August 26, 1998, the Company acquired Act III Theatres, Inc. ("Act III"). In the Act III merger, Act III became a wholly owned subsidiary of the Company and each share of Act III's outstanding common stock was converted into a right to receive one share of the Company's common stock. In connection with the Act III merger, the Company amended its Senior Credit Facilities and borrowed $383.3 million thereunder to repay Act III's then existing bank borrowings and two senior subordinated promissory notes, each in the principal aggregate amount of $75.0, which was owned by KKR and Hicks Muse.

         On November 10, 1998, the Company issued $200.0 million aggregate principal amount of 8 7/8% Senior Subordinate Notes due 2008 (the "Tack-On Note") under the same indenture governing the Original Notes. The Company used the proceeds of the Tack-On Note to repay and retire portions of the Senior Credit Facilities.

         On December 16, 1998, the Company issued an additional $200.0 million aggregate principal amount of 9 1/2% Senior Subordinated Debentures due 2010 (the "Regal Debentures"). The Company used the proceeds of the offering of the Regal Debentures to repay all of the then outstanding indebtedness under the Revolving Credit Facility and the excess for working capital purposes.

         In April of 2000, the Company obtained $20.0 million of equipment financing. The Company used the proceeds to repay the Revolving Credit Facility. In addition, the Company closed $45.2 million of sale-leaseback financing during its second and third quarters of 2000.

         Interest payments on the Regal Notes and the Regal Debentures and interest payments and amortization with respect to the Senior Credit Facilities represent significant liquidity requirements for the Company. The Company had interest expense of approximately $49.8 million for the three-month period ended June 28, 2001. Due to the Company's non-compliance with its Senior Credit Facilities, the lenders under the Senior Credit Facility have the right under the indenture governing the Regal Notes and Regal Debentures to prevent the Company from making interest payments under the Regal Notes and Regal Debentures.

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

         Since the fourth quarter of 2000, the Company has been in default of certain financial covenants contained in its Senior Credit Facilities and its Equipment Financing. As a result of the defaults, the administrative agent under the Company's Senior Credit Facilities delivered payment blockage notices to the Company and the indenture trustee of its Regal Notes and its Regal Debentures prohibiting the payment by Regal of the semi-annual interest payments of approximately $28.5 million due to the holders of the Regal Notes on December 1, 2000 and June 1, 2001 and $8.9 million due to holders of the Regal Debentures on December 15, 2000 and June 15, 2001. Additionally, the Company is in payment default with regard to its Senior Credit Facilities as the Company failed to pay the first and second quarter interest payments totaling $49.2 million and principal payments totaling approximately $3.8 million. As a result of the interest payment defaults, the lenders under the Company's Senior Credit Facilities and the holders of the Regal Notes and Regal Debentures have exercised their right to accelerate the maturity of all of the outstanding indebtedness under the respective agreements which together totals $1.80 billion on which the Company owes $129.1 million in accrued and unpaid interest. The Company does not have the ability to fund or refinance the accelerated maturity of this indebtedness.

         The Company has engaged financial advisers and is currently developing a longer-term financial plan to address various restructuring alternatives. The financial plan will provide for the closure of under-performing theatre sites and a restructuring of the Company. Accordingly, the Company is currently in discussions with the majority holders of the Company's Senior bank and bond debt.

         Based on the substantial doubt that exists about the Company's ability to continue under its existing capital structure, the restructuring of the Company may include a potential recapitalization or bankruptcy reorganization.

         In addition, the uncertainty regarding the eventual outcome of the Company's restructuring, and the effect of other unknown adverse factors, could threaten the Company's existence as a going concern. Continuing on a going concern basis is dependent upon, among other things, the success of the Company's financial plan and related agreement between all the Company's existing creditors, continuing to license popular motion pictures, maintaining the support of key vendors and key landlords, retaining key personnel and the continued slowing of construction within the theatre exhibition industry along with financial, business, and other factors, many of which are beyond the Company's control.

         The Company anticipates it will incur significant legal and professional fees and other restructuring costs due to the ongoing restructuring of its business operations throughout 2001.

         In July 2001, the Company entered into an agreement with one of its landlords that provides for the termination of long-term leases at five locations, two of which the Company accounted for as lease financing arrangements. Accordingly, the Company wrote-off the lease financing arrangement obligations and net book value of the related property and equipment and other assets during the third quarter of 2001, resulting in an extraordinary gain due to debt extinguishment of $3.4 million, net of applicable taxes.

INFLATION; ECONOMIC DOWNTURN

         The Company does not believe that inflation has had a material impact on its financial position or results of operations. In times of recession, attendance levels experienced by motion picture exhibitors may be adversely affected.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities and subsequently amended No. 133 by SFAS Nos. 137 and 138. These statements specify how to report and account for derivative instruments and hedging activities, thus requiring the recognition of those items as assets or liabilities in the statement of financial position and measure them at fair value. The Company adopted these statements in the first quarter of fiscal 2001. The adoption of these statements resulted in a charge of $0.5 million to establish a liability for the fair market value of the Company's interest rate swap agreement.

         The Financial Accounting Standards Board has approved for issuance Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

SEASONALITY

         The Company's revenues are usually seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, studios release the most marketable motion pictures during the summer and the Thanksgiving through year-end holiday season. The unexpected emergence of a hit film during other periods can alter the traditional trend. The timing of movie releases can have a significant effect on the Company's results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter. The seasonality of motion picture exhibition, however, has become less pronounced in recent years as studios have begun to release major motion pictures somewhat more evenly throughout the year.

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

CONTINUATION UNDER OUR CURRENT CAPITAL STRUCTURE

         As disclosed in "Liquidity and Capital Resources," the Company is in interest payment default with regard to its Senior Credit Facilities as the Company failed to pay all accrued and due interest and principal payments as of the end of June 2001. As a result of these defaults, the lenders under the Company's Senior Credit Facilities and the holders of the Regal Notes and Regal Debentures have exercised their right to accelerate the maturity of all of the outstanding indebtedness under the respective agreements which together totals $1.80 billion on which the Company owes $129.1 million in accrued and unpaid interest. The Company does not have the ability to fund or refinance the accelerated maturity of this indebtedness. The Company has engaged financial advisers and is currently evaluating a long-term financial plan to address various restructuring alternatives. The financial plan will provide for the closure of under-performing theatres and a potential restructuring, recapitalization or a bankruptcy reorganization of the Company. Because of the potential restructuring alternatives, doubt exists about the Company's ability to continue operating under its existing capital structure.

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

         In addition, there are many other ways to view movies once the movies leave the theatre, including cable television, videodisks and cassettes, satellite and pay-per-view services. Creating new ways to watch movies (such as video on demand) could hurt our business and results of operations. We also compete for the public's leisure time and disposable income with all forms of entertainment, including sporting events, concerts, lives theatre and restaurants.

WE DEPEND ON OUR SENIOR MANAGEMENT

         Our success depends upon the continued contributions of our senior management, including Michael L. Campbell, our Chairman, President and Chief Executive Officer. If we lost the services of Mr. Campbell, it could hurt our business.

OUR QUARTERLY RESULTS OF OPERATIONS FLUCTUATE

         Our revenues are usually seasonal because of the way the major film distributors release films. Generally, studios release the most marketable movies during the summer and the Thanksgiving through year-end holiday season. An unexpected hit film during other periods can alter the traditional trend. The timing of movie releases can have a significant effect on our results of operations, and our results one quarter are not necessarily the same as results for the next quarter. The seasonality of our business, however, has lessened as studios have begun to release major motion pictures somewhat more evenly throughout the year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         None

(b)      Reports on Form 8-K.

         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL CINEMAS, INC.


Date: August 13, 2001               By: /s/ Michael L. Campbell
                                    Michael L. Campbell, Chairman, President
                                    and Chief Executive Officer



                                    By: /s/ Amy Miles
                                    Executive Vice President and
                                    Chief Financial Officer


Exhibit Index


      Item                       Description
-----------------        ----------------------------------------------------