Form 10-Q
period 2001-09-27
REGAL CINEMAS INC
filed 2001-11-13
CIK 905035

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2001

Commission file number: 333-52943

Regal Cinemas, Inc.

(Exact name of Registrant as Specified in its Charter)

Tennessee	62-1412720

(State or Other Jurisdiction of	(Internal Revenue Service Employer
Incorporation or Organization)	Identification Number)

7132 Mike Campbell Drive
Knoxville, TN	37918

(Address of Principal Executive Offices)	(Zip code)

Registrant’s Telephone Number, Including Area Code: 865/922-1123

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  [X]     No [  ]

Common Stock outstanding – 216,223,983 shares at November 12, 2001

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

REGAL CINEMAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except share amounts)

	(Unaudited)	(Audited)
ASSETS	September 27,	December 28,
CURRENT ASSETS:	2001	2000

Cash and cash equivalents	$156,044	$118,834

Accounts receivable	7,911	1,473

Reimbursable construction advances	2,747	10,221

Inventories	3,667	6,092

Prepaid and other current assets	27,601	22,690

Assets held for sale	4,828	3,808

Total current assets	202,798	163,118

PROPERTY AND EQUIPMENT:

Land	81,236	87,491

Buildings and leasehold improvements	1,017,779	1,119,677

Equipment	431,097	453,320

Construction in progress	1,585	8,195

	1,531,697	1,668,683

Accumulated depreciation and amortization	(284,717)	(246,850)

Total property and equipment, net	1,246,980	1,421,833

GOODWILL, net of accumulated amortization of $36,215 and $31,080, respectively	340,937	365,227

OTHER ASSETS	45,538	40,950

TOTAL ASSETS	$1,836,253	$1,991,128

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Current maturities of long-term debt	$1,820,366	$1,823,683

Accounts payable	23,598	55,753

Accrued expenses	250,923	148,559

Total current liabilities	2,094,887	2,027,995

LONG-TERM DEBT, less current maturities:

Long-term debt	3,346	3,709

Capital lease obligations	1,527	17,790

Lease financing arrangements	108,364	153,350

OTHER LIABILITIES	28,704	40,669

TOTAL LIABILITIES	2,236,828	2,243,513

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT:

Preferred stock, no par: 100,000,000 shares authorized, none issued	—	—

Common stock, no par: 500,000,000 shares authorized; 216,223,983 shares issued and outstanding at September 27, 2001 and 216,282,348 shares issued and outstanding at December 28, 2000	196,510	196,804

Loans to shareholders	(3,121)	(3,414)

Retained deficit	(593,964)	(445,775)

TOTAL SHAREHOLDERS’ DEFICIT	$(400,575)	$(252,385)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,836,253	$1,991,128

See accompanying notes to condensed consolidated financial statements.

REGAL CINEMAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of dollars)

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2001	2000	2001	2000

REVENUES:

Admissions	$209,207	$213,789	$609,243	$556,564

Concessions	85,253	85,862	243,872	226,388

Other operating revenue	11,580	15,938	32,316	39,446

Total revenues	306,040	315,589	885,431	822,398

OPERATING EXPENSES:

Film rental and advertising	111,876	118,973	323,431	303,539

Cost of concessions and other	12,440	14,293	35,775	36,153

Theatre operating expenses	109,580	117,880	342,026	330,411

General and administrative	8,959	9,441	24,392	25,776

Legal and professional fees – restructuring related	3,486	988	11,438	988

Depreciation and amortization	22,351	24,844	69,011	68,202

Theatre closing costs	(5,538)	8,829	13,219	21,696

Loss on disposal of operating assets	8,020	424	18,656	711

Loss on impairment of fixed assets	12,993	26,748	65,311	41,251

Total operating expenses	284,167	322,420	903,259	828,727

OPERATING INCOME (LOSS)	21,873	(6,831)	(17,828)	(6,329)

OTHER INCOME (EXPENSE):

Interest expense	(47,123)	(47,199)	(146,753)	(129,795)

Interest income	1,437	426	4,074	932

LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	(23,813)	(53,604)	(160,507)	(135,192)

PROVISION FOR INCOME TAXES	—	(59,719)	—	(32,135)

NET LOSS BEFORE EXTRAORDINARY ITEM	(23,813)	(113,323)	(160,507)	(167,327)

EXTRAORDINARY ITEM:

Gain (loss) on extinguishment of debt, net of applicable taxes of $0	(2,692)	—	12,318	—

NET LOSS	$(26,505)	$(113,323)	$(148,189)	$(167,327)

See accompanying notes to condensed consolidated financial statements.

REGAL CINEMAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Nine Months Ended

	September 27,	September 28,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(148,189)	$(167,327)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	69,011	68,202

Extraordinary gain on extinguishment of debt	(14,160)	—

Loss on impairment of assets	65,311	41,251

Loss on disposal of operating assets	18,656	711

Deferred income taxes	—	37,974

Changes in operating assets and liabilities:

Accounts receivable	(6,438)	570

Inventories	2,425	(268)

Prepaids and other assets	(7,268)	(9,053)

Accounts payable	(29,290)	(70,907)

Accrued expenses and other liabilities	106,412	42,132

Net cash provided by (used in) operating activities	56,470	(56,715)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures, net	(23,710)	(125,837)

Proceeds from sales of fixed assets	5,105	63,266

Net change in reimbursable construction advances	2,656	5,077

Net cash used in investing activities	(15,949)	(57,494)

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings under long-term debt	—	177,000

Payments made on long-term debt and other financing obligations	(3,311)	(39,964)

Termination of interest rate swaps	—	8,603

Net cash provided by (used in) financing activities	(3,311)	145,639

NET INCREASE IN CASH AND CASH EQUIVALENTS	37,210	31,430

CASH AND CASH EQUIVALENTS, beginning of period	118,834	40,604

CASH AND CASH EQUIVALENTS, end of period	$156,044	$72,034

See accompanying notes to condensed consolidated financial statements.

REGAL CINEMAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1      THE COMPANY AND BASIS OF PRESENTATION

Regal Cinemas, Inc. and its wholly owned subsidiaries (the “Company” or “Regal”) operate multi-screen motion picture theatres principally throughout the eastern and northwestern United States. The Company formally operates on a fiscal year ending on the Thursday closest to December 31.

The film exhibition industry has faced severe financial challenges due primarily to the rapid building of state of the art theatre complexes that resulted in an unanticipated oversupply of screens. The aggressive new build strategies generated significant competition in once stable markets and rendered many older theatres obsolete more rapidly than anticipated. This effect, together with the fact that the Company leases many of these now obsolete theatres under long-term commitments, produced an oversupply of screens throughout the exhibition industry at a rate much quicker than the industry could effectively handle. The industry overcapacity coupled with declines in national box office attendance during previous fiscal years has negatively affected the operating results of the Company and many of its competitors.

As the Company has funded expansion efforts over the past several years primarily from borrowings under its credit facilities, the Company’s leverage has grown significantly over this time. Consequently, since the fourth quarter of 2000, the Company has been in default of certain financial covenants contained in its Senior Credit Facilities and its equipment financing term note (“Equipment Financing”). As a result of the default, the administrative agent under the Company’s Senior Credit Facilities delivered payment blockage notices to the Company and the indenture trustee of its 9-1/2% Senior Subordinated Notes due 2008 (the “Regal Notes”) and its 8-7/8% Senior Subordinated Notes due 2010 (the “Regal Debentures”), prohibiting the payment by Regal of the semi-annual interest payments of approximately $28.5 million due holders of the Regal Notes on December 1, 2000 and June 1, 2001 and $8.9 million due to the holders of the Regal Debentures on December 15, 2000 and June 15, 2001. Because of the failure to make the interest payments, the Company is in default of the indentures related to the Regal Notes and Regal Debentures. Additionally, the Company is in payment default of its Senior Credit Facilities, as the Company failed to pay the first, second, and third quarter 2001 interest payments totaling approximately $74.2 million and principal payments totaling approximately $3.8 million. As a result of the interest payment defaults, the holders of the Company’s Senior Credit Facilities and the indenture trustee for the Regal Notes and Regal Debentures have exercised their right to accelerate the maturity of all of the outstanding indebtedness under the respective agreements, which together totals approximately $1.8 billion plus accrued and unpaid interest of approximately $171.8 million. The Company does not have the ability to fund or refinance the accelerated maturity of this indebtedness.

As a result, and more fully discussed in Note 2 – Petitions for Reorganization Under Chapter 11, on October 11, 2001 (the “Petition Date”), the Company and its subsidiaries (collectively, the “Debtors”), filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Middle District of Tennessee (the “Bankruptcy Court”) under case numbers 301-11305 through 301-11320 (the “Chapter 11 Cases”), seeking court supervision of the Company’s restructuring efforts. As a result, the Debtors are currently operating as debtors-in-possession, subject to the jurisdiction of the Bankruptcy Court. The uncertainty regarding the eventual outcome of the Chapter 11 cases and circumstances relating to this event, including the Company’s capital structure, recent losses and current economic conditions, as well as other unknown adverse factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period. Continuing on a going concern basis is dependent upon, among other things, the confirmation of a plan of reorganization by the Bankruptcy Court, the success of future business operations and the generation of sufficient cash from operations and financing sources to meet the Debtors’ obligations. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which contemplates continuity of operations and realization of assets and liquidation of liabilities in the normal course of business.

The condensed consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or liabilities that may result from the outcome of these uncertainties nor do they reflect adjustments to assets and liabilities which may occur in accordance with AICPA Statement of Position 90-7 (“Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”) (“SOP 90-7”), which the Company will adopt for its financial reporting for all financial statements for periods ending after October 11, 2001. Under SOP 90-7, pre-petition liabilities that are subject to compromise are required to be segregated in the Company’s consolidated balance sheet as liabilities subject to compromise and the identification of all transactions and events that are directly associated with the reorganization of the Company in the consolidated statement of operations. Additionally, the Company is to record liabilities at the amounts the Company expects the Bankruptcy Court will allow as claims.

The Company, without audit, has prepared the condensed consolidated balance sheet as of September 27, 2001, the condensed consolidated statements of operations for the three and nine-month periods ended September 27, 2001 and September 28, 2000, and the condensed consolidated statements of cash flows for the nine months ended September 27, 2001 and September 28, 2000. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 28, 2000 information is from the audited December 28, 2000 consolidated balance sheet of the Company.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Users should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report filed on Form 10-K dated March 28, 2001. The results of operations for the three- and nine-month periods ended September 27, 2001 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

2      PETITIONS FOR REORGANIZATION UNDER CHAPTER 11

On September 6, 2001, the Company solicited all holders of Regal Notes and Regal Debentures (the “Subordinated Notes”) and its general unsecured creditors to vote for approval or rejection of the Company’s proposed Chapter 11 joint plan of reorganization (the “Plan”). The Company established a record date of August 31, 2001 (for determining which noteholders and general unsecured creditors were entitled to vote on the Plan) and a voting deadline of October 5, 2001.

The Plan and its related documents were the product of negotiations between the Company and the holders of approximately 82.3% of its senior bank debt and 93.7% of the Subordinated Notes (the “New Investors”) who agreed to vote to accept the

Plan. The Plan received in number and amount sufficient votes to enable the Company to file voluntary petitions for reorganization under chapter 11 of the Bankruptcy Code, and to seek, as promptly as practicable thereafter, confirmation of the Plan. The following description of the Debtors’ Plan is not purported to be complete and is subject, in its entirety, to the Debtors’ Plan and Disclosure Statement which is filed as an exhibit hereto and incorporated by reference herein.

On October 11, 2001, the Debtors filed the Plan with the Bankruptcy Court. In essence, the Plan provides for the substantive consolidation of the Debtors for Plan treatment and distribution purposes only, as well as the following:

(i)	Payment in full of allowed administrative claims; federal, state, and local tax claims; and other priority claims.

(ii)	Payment in full of the allowed claims under the Senior Credit Facility (see Note 3). This does not include certain claims held by the New Investors. The New Investors have agreed to the satisfaction in cash of the interest and certain expense components of their claims and 100% of the common stock of the reorganized Company in satisfaction of the remainder.

(iii)	Reinstatement or payment in full plus interest of, surrender of collateral securing, (or in the case of a right to setoff, offset to the extent of the Debtors’ claims against the holder of) allowed miscellaneous secured claims and capitalized lease obligations.

(iv)	Distributions to the holders of general unsecured claims, including the holders of the Cobb 10-5/8% notes, that are allowed in an amount greater than $5,000 of each holder’s pro rata share of $75.0 million, not to exceed 100% of such holder’s allowed claim.

(v)	Payment in full, plus interest of general unsecured claims that are allowed in an amount that is less than or equal to $5,000.

(vi)	Satisfaction and retirement of the Subordinated Notes (See Note 3) by a cash payment equal to approximately 20%, or $180.2 million, of the Subordinated Notes (See Note 3) claims represented by such instruments.

In connection with the negotiation of the Plan, the Debtors and the New Investors entered in to a Lock-Up Agreement providing for, among other things, their mutual agreement to support the Plan, the New Investors’ agreement to certain restrictions on their sale or other disposition of their respective claims against the Debtors and the New Investors’ agreement that their Senior Credit Facility claims would receive the treatment as specified in the Plan. The New Investors will receive, on account of their Senior Credit Facility claims, a cash payment in the amount of the accrued interest outstanding to them (approximately $60.4 million at September 27, 2001), 100% of the new common stock of the reorganized Company, and a payment of certain restructuring costs up to $2.05 million. Additionally, in satisfaction and retirement of their Subordinated Notes, the New Investors will receive a cash payment equal to approximately 20% of Subordinated Note claims represented by such instruments. As of September 27, 2001, the New Investors held approximately 82.3% of the debt under the Senior Credit Facility and 93.7% of the principal amount of the Subordinated Notes (see Note 3 – Long-Term Debt for further discussion).

The Company will not make any distributions in respect of the Company’s existing common stock or other equity interest in Regal, and because of the substantive consolidation under the Plan, inter-company claims will be eliminated for Plan confirmation purposes only with no value ascribed to the stock of Regal’s subsidiaries. The Bankruptcy Court has scheduled a confirmation hearing on the Plan for December 7, 2001. Following confirmation of the Plan by the Bankruptcy Court, the Company will consummate the plan (the date of substantial consummation, the “Effective Date”) and emerge as the reorganized Company (the “Reorganized Debtors”).

Affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”), an affiliate of Hicks, Muse, Tate, & Furst Incorporated (“Hicks Muse”)(collectively, the “Initial Sponsors”), the New Investors, the DLJ Entities (defined in the Release and Indemnification Agreement) and the Debtors have entered into a comprehensive Release and Indemnification Agreement which such agreement will be assumed pursuant to the Plan. Pursuant to the Release and Indemnification Agreement, effective as of the Effective Date, (a) the Debtors and Reorganized Debtors are released by the Initial Sponsors and the DLJ Entities (collectively, the “Shareholder Release Parties”) from liability in connection with the Debtors’ relationships with the Shareholder Release Parties and (b) each of the New Investors and each of the Shareholder Release Parties mutually release each other from liability in connection with certain agreements between and among the Debtors and the Initial Sponsors, any claims held by them, and the restructuring of the Debtors. In addition, in consideration for the release of the Debtors and Reorganized Debtors by the Shareholder Release Parties, effective as of the Effective Date, the Reorganized Debtors will indemnify the Shareholder Release Parties from liability in connection with their relationship with the Debtors. The Release and Indemnification Agreement also contains a covenant between the New Investors and the Shareholder Release Parties not to sue and provides for the payment of certain management fees and certain director fees and the reimbursement of certain expenses for certain of the Shareholder Release Parties.

Cash on hand on the Effective Date, together with proceeds of new credit facilities in the aggregate of approximately $570.0 million, which the Debtors expect will be obtained by the Reorganized Debtors on the Effective Date, will be used to fund the Plan distributions.

In conjunction with the commencement of the Chapter 11 Cases, the Company also presented its “first day” motions, which the Bankruptcy Court approved, principally consisting of requests relating to:

(1)	Payment of all pre-petition employee compensation, benefits and other employee obligations and the continued payment of these items.

(2)	Continued payment to vendors in the ordinary course of business for post-petition goods and services received after the Petition Date.

(3)	Payment in whole or in part on the pre-petition amounts owed to certain other vendors, known as “Critical Trade Vendors”, assuming such vendors continue to supply the Company in accordance with normal trade terms

(4)	Continued use of the Company’s cash management system and accounts.

The Company requested the Bankruptcy Court’s approval of these motions in order for the Debtors to continue business operations as debtors-in-possession with minimal impact on the day-to-day operations.

In the Chapter 11 Cases, substantially all liabilities of the Debtors as of the Petition Date are subject to compromise or other treatment under a plan of reorganization to be confirmed by the Bankruptcy Court. The Bankruptcy Code authorizes the Company, as debtors in possession, to operate in the ordinary course of business; however, the Company may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court. The Bankruptcy Code stays, as of the Petition Date, actions to collect pre-petition indebtedness. In addition, the Bankruptcy Code bars enforcement of other pre-petition contractual obligations against the Debtors. In addition, the Debtors may, subject to Bankruptcy Court approval, reject executory contracts and unexpired leases, and parties affected by such rejections may file claims with the Bankruptcy Court in accordance with procedures set by the Bankruptcy Court and the Bankruptcy Code. Schedules were filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date as reflected in the Debtors’ accounting records. The Company will investigate differences between the amounts reflected in such schedules and claims filed by creditors that may be either reconciled or adjudicated before the Bankruptcy Court. The ultimate allowed amounts of all such liabilities will not be known until proofs of claims have been filed and the claims reconciliation process has been completed. The Bankruptcy Court has set November 26, 2001 as the bar date for non-governmental units and May 6, 2002 as the bar date for governmental units to file proofs of claims against the Debtors.

As permitted under the Bankruptcy Code, the Debtors have elected to assume or reject certain real estate leases, personal property leases, service contracts and other executory pre-petition contracts. The Debtors are continuing to review their market strategy, geographic positions and theatre level profitability. Because of this continuing review, the Debtors may consider rejecting additional leases for theatres that do not fall within the Debtors’ market strategy or geographic positioning or that do not perform at or above the Company’s expected theatre profitability level. The Debtors cannot presently determine the ultimate liability that will result from rejecting leases or from the filing of claims for any rejected contracts, and the Company has made no provisions for these items in the financial statements.

3      LONG-TERM DEBT

Long-term debt at September 27, 2001 and December 28, 2000, consists of the following (in thousands):

			Sep. 27,	Dec. 28,
(In thousands)			2001	2000

$600,000 of the Company’s senior subordinated notes due June 1, 2008, with interest payable semiannually at 9.5%. Notes are redeemable, in whole or in part, at the option of the Company at any time on or after June 1, 2003, at the redemption prices (expressed as percentages of the principal amount thereof) set forth below together with accrued and unpaid interest to the redemption date, if redeemed during the 12 month period beginning on June 1 of the years indicated:
		Redemption
	Year	Price
	2003	104.750%
	2004	103.167%
	2005	101.583%
	2006 and thereafter	100.000%	$600,000	$600,000
$200,000 of the Company’s senior subordinated debentures due December 15, 2010, with interest payable semiannually at 8.875%. Debentures are redeemable, in whole or in part, at the option of the Company at any time on or after December 15, 2003, at the redemption prices (expressed as percentages of the principal amount thereof) set forth below together with accrued and unpaid interest to the redemption date, if redeemed during the 12 month period beginning on December 15 of the years indicated:
		Redemption
	Year	Price
	2003	104.750%
	2004	103.328%
	2005	101.219%
	2006	101.109%
	2007 and thereafter	100.000%	200,000	200,000
Term Loans			505,000	505,000

Revolving credit facility			495,000	495,000
Equipment financing note payable, payable in varying quarterly installments through April 1, 2005, including interest at LIBOR plus 3.25% (7.19% at September 27, 2001), collateralized by related equipment			17,912	19,500

Capital lease obligations, 7.9%, maturing in 2009			1,584	19,597

Lease financing arrangements, 11.5% , maturing in various installments through 2019			110,213	155,165

Other			3,894	4,270

			1,933,603	1,998,532

Less current maturities			(1,820,366)	(1,823,683)

Total long-term obligations			$113,237	$174,849

Credit Facilities - The Company entered into credit facilities provided by a syndicate of financial institutions. The Company amended these facilities in August 1998, December 1998, and March 1999. These credit facilities (the “Credit Facilities”) now include a $500.0 million Revolving Credit Facility (including the availability of Revolving Loans, Swing Line Loans, and Letters of Credit) and three term loan facilities: Term A, Term B, and Term C (the “Term Loans”). The Company must pay an annual commitment fee ranging from 0.2% to 0.425%, depending on the Company’s Total Leverage Ratio, as defined in the Credit Facilities, of the unused portion of the Revolving Credit Facility. The Revolving Credit Facility expires in June 2005. Outstanding borrowings under the Revolving Credit Facility were $495.0 million as of September 27, 2001 and December 28, 2000, respectively.

Under the Term A Loan or the Revolving Credit Facility, the Company may borrow funds at the Base Rate plus a margin of 0% to 1% depending on the Total Leverage Ratio. The Base Rate on revolving loans is the rate established by the Administrative Agent in New York as its base rate for dollars loaned in the United States. The outstanding balance under the Term A Loan was $235.2 million at both September 27, 2001 and December 28, 2000 with $2.4 million due annually through 2004 and the balance due in 2005.

Under the Term B Loan, the Company may borrow funds at the Base Rate plus a margin of 0.75% to 1.25% depending on the Total Leverage Ratio. The outstanding balance under the Term B Loan was $137.5 million at September 27, 2001 and December 28, 2000, with the balance scheduled to be due in 2006.

Under the Term C Loan, the Company may borrow funds at the Base Rate plus a margin of 1.0% to 1.5% depending on the Total Leverage Ratio. The outstanding balance under the Term C Loan was $132.3 million at September 27, 2001 and December 28, 2000, with $1.35 million due annually through 2006, and the balance due in 2007.

A pledge of the stock of the Company’s domestic subsidiaries collateralizes the Senior Credit Facilities. The Company’s direct and indirect U.S. subsidiaries guarantee payment obligations under certain of the Senior Credit Facilities.

The Senior Credit Facilities contain customary covenants and restrictions on the Company’s ability to issue additional debt, pay dividends or engage in certain activities and include customary events of default. In addition, the Credit Facilities specify that the Company must meet or exceed defined interest coverage ratios and must not exceed defined leverage ratios.

Since the fourth quarter of 2000, the Company has been in default of certain financial covenants contained in its Senior Credit Facilities and its Equipment Financing. As a result of the default, the administrative agent under the Company’s Senior Credit Facilities delivered payment blockage notices to the Company and the indenture trustee of its 9-1/2% Senior Subordinated Notes due 2008, (the “Regal Notes”) and its 8-7/8% Senior Subordinated Notes due 2010 (the “Regal Debentures”) prohibiting the payment by Regal of the semi-annual interest payments of approximately $28.5 million due holders of the Regal Notes on December 1, 2000 and June 1, 2001 and $8.9 million due to the holders of the Regal Debentures on December 15, 2000 and June 15, 2001. Because of the failure to make interest payments, the Company is in default of the indentures related to the Regal Notes and Regal Debentures. Additionally, the Company is in payment default of its Senior Credit Facilities, as the Company failed to pay the first, second, and third quarter 2001 interest payments totaling approximately $74.2 million and principal payments totaling approximately $3.8 million. As a result of the interest payment defaults, the holders of the Company’s Senior Credit Facilities and the indenture trustee for the Regal Notes and Regal Debentures have exercised their right to accelerate the maturity of all of the outstanding indebtedness under the respective agreements, which together totals approximately $1.8 billion plus accrued and unpaid interest of approximately $171.8 million. The Company does not have the ability to fund or refinance the accelerated maturity of this indebtedness outside the protections of chapter 11 of the Bankruptcy Code. Accordingly, the Company has classified the Senior Credit Facilities, Equipment Financing, Regal Notes and Regal Debentures as current liabilities in the accompanying balance sheets as of September 27, 2001 and December 28, 2000.

On October 11, 2001, Regal and its subsidiaries filed voluntary petitions with the Bankruptcy Court to reorganize under chapter 11 of the Bankruptcy Code. Amounts outstanding at that date under the Senior Credit Facilities and the Regal Notes and Regal Debentures will be classified as liabilities subject to compromise in future financial statements until a plan of reorganization is approved and implemented. Certain provisions of the Bankruptcy Code may relieve the Company from its obligation to pay interest after the Petition Date. In accordance with SOP 90-7, interest on secured claims will be accrued only to the extent that the value of the underlying collateral exceeds the principal amount of the secured claim. It has not been determined whether the collateral exceeds the principal amount of any secured claim. Thus, under certain conditions, interest on unsecured claims may not be required to be accrued. After the Petition Date, the Bankruptcy Court prohibits the Company from making contractual payments on its outstanding long-term debt obligations absent a Bankruptcy Court order or until conclusion of the Chapter 11 Cases and implementation of a plan of reorganization allowing for such payments.

Lease Financing Arrangements – The Emerging Issues Task Force (EITF) released in fiscal 1998, Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction. Issue No. 97-10 is applicable to entities involved on behalf of an owner-lessor with the construction of an asset that when construction of the asset is completed, the owner-lessor will lease to the lessee. Issue No. 97-10 requires the Company be considered the owner (for accounting purposes) of these types of projects during the construction period as well as when the construction of the asset is completed. Therefore, the Company has recorded such leases as lease financing arrangements on the accompanying balance sheet.

Interest Rate Swaps - In September 1998, the Company entered into interest rate swap agreements for five-year terms to hedge a portion of the Senior Credit Facilities variable interest rate risk. In September 2000, the Company monetized the value of these agreements for approximately $8.6 million. As the Company had accounted for these swap agreements as interest rate hedges, the Company has deferred the gain realized from the sale. The Company will amortize the deferred gain as a credit to interest expense over the remaining original term of these swaps (through September 2003). The current portion of this gain is included in accrued expenses and the long-term portion in other liabilities. The fair value of the Company’s one remaining interest rate swap, which matures in March 2002, is ($0.5) million as of September 27, 2001. The Company terminated this interest rate swap in connection with its Chapter 11 filing.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities and subsequently amended No. 133 by SFAS Nos. 137 and 138. These statements specify how to report and account for derivative instruments and hedging activities, thus requiring the recognition of those items as assets or liabilities in the statement of financial position and measure them at fair value. The Company adopted these statements in the first quarter of fiscal 2001. The adoption of these statements resulted in a charge of $0.5 million to establish a liability for the fair market value of the Company’s interest rate swap agreement.

Extraordinary Gain – The Company entered into agreements with two of its landlords that provides for the termination of long-term leases including two leases the Company accounted for as lease financing arrangements. Accordingly, the Company wrote-off the lease financing arrangement obligations and net book value of the related property and equipment and other assets, resulting in an extraordinary gain due to debt extinguishment of $12.3 million, net of applicable taxes of zero (See Note 4) for the nine-month period ended September 27, 2001.

4      INCOME TAXES

The Company periodically evaluates its deferred tax asset to determine the need for any valuation allowance that may be appropriate in light of the Company’s projections for taxable income and the expiration dates of the Company’s net operating loss carry-forwards. The Company’s reorganization plan, filed on October 11, 2001, will impact the Company’s ability to utilize certain net operating losses and alternative minimum tax credit carry-forwards and may also result in reduction of tax bases of certain assets. The Company recorded a $182.8 million valuation allowance against the deferred tax assets as of December 28, 2000 to reflect the determination that it was more likely than not that the net deferred tax asset will not be realized. The Company did not book a tax asset for the quarter and nine-month period ended September 27, 2001 as the entire deferred tax asset resulting from the loss before income taxes, net of the extraordinary gain, was reserved by a corresponding increase in the valuation allowance. Accordingly, for both the quarter and nine-month period ended September 27, 2001, the effective tax rate is 0%. The Company will continue to review this valuation allowance on a periodic basis and make adjustments as appropriate.

5      CAPITAL STOCK

On May 27, 1998, an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and an affiliate of Hicks, Muse, Tate & Furst Incorporated (“Hicks Muse”) merged with and into the Company (the “Regal Merger”), with the Company continuing as the surviving corporation. The consummation of the Regal Merger resulted in a recapitalization (“Recapitalization”) of the Company. Earnings per share information is not presented herein as the Company’s shares do not trade in a public market. After the Recapitalization, the Company effected a stock split in the form of a stock dividend resulting in a price per share of $5.00, which $5.00 per share price is equivalent to the $31.00 per share consideration paid in the Merger. The Company’s common shares issued and outstanding throughout the accompanying financial statements and notes reflect the retroactive effect of the Recapitalization stock split.

6      LOSS ON IMPAIRMENT OF ASSETS

Asset Impairment – The Company reviews long-lived assets, including allocated goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset, an impairment charge is recognized in the amount by which the carrying value of the assets exceeds its fair market value. Assets are evaluated for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. The fair value of assets is determined using the present value of the estimated future cash flows or the expected selling price less selling costs for assets expected to be disposed of.

The Company has recognized the following impairment losses per this analysis:

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2001	2000	2001	2000

(In thousands)
Write-down of theatre property and equipment	$5,578	$20,100	$48,833	$21,849

Write-off of goodwill	7,415	6,648	16,478	19,402

Total	$12,993	$26,748	$65,311	$41,251

Theatre Closing and Loss on Disposal Costs – The Company’s management team continually evaluates the status of the Company’s under-performing locations. During the third quarter of 2001, the Company recorded $8.0 million as the net loss on disposal of these locations. The Company maintains, in conjunction with certain closed locations, a reserve for lease termination costs of $40.2 million. This reserve for lease termination costs represents management’s best estimate of the potential costs for exiting these leases. The Company bases this reserve on analyses of the properties, correspondence with the landlord, exploratory discussions with potential sublessees and individual market conditions.

The following is the activity in this reserve during the nine-month periods ended:

(In thousands)
	September 27,	September 28,
	2001	2000

Beginning balance	$41,463	$4,269

Rent and other termination payments	(7,894)	(11,995)

Additional closing and termination costs	25,277	18,935

Change in previous reserve estimates	(18,659)	(1,563)

Ending balance	$40,187	$9,646

The Company has made decisions after September 27, 2001 in connection with the filing of its plan of reorganization to close additional theatres in conjunction with its restructuring program. The Company will recognize additional theatre closing and loss on disposal costs in the fourth quarter of 2001 because of these closures.

7      CASH FLOW INFORMATION

(In thousands)	Sep 27,	Sep 28,
	2001	2000

Supplemental information on cash flows:

Interest paid	$25,651	$108,118

Income taxes paid (refunds received), net	(178)	214

     NONCASH TRANSACTIONS:

     September 27, 2001:

In accordance with agreements with certain landlords the Company terminated certain leases in the first nine months of 2001 resulting in an extraordinary gain of $12.3 million. The components of this gain were the write-offs of lease financing and capital lease obligations totaling $65.7 million, fixed assets totaling $49.2 million, and related accounts receivable and payable totaling $4.8 million and $2.5 million, respectively. In addition, the Company made a payment of $1.8 million to execute these transactions.

Pursuant to EITF 97-10, the Company recorded lease financing arrangements and net assets of $7.1 million.

The Company retired 58,232 shares of common stock valued at $0.3 million in exchange for canceling notes receivables from certain shareholders.

September 28, 2000:

Pursuant to EITF 97-10, the Company recorded lease financing arrangements and net assets of $83.0 million.

The Company retired 23,408 shares of common stock valued at $0.1 million in exchange for canceling notes receivables from certain shareholders.

8      RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16 (APB 16), “Business Combinations,” and primarily addresses the accounting for the cost of an acquired business (i.e., the purchase price allocation), including any subsequent adjustments to its cost. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting) and supersedes APB 17, Intangible Assets. The most significant changes made by SFAS No. 141 involve the requirement to use the purchase method of accounting for all business combinations, thereby eliminating use of the pooling-of-interests method along with the establishment of new criteria for determining whether the Company should recognize intangible assets acquired in a business combination separately from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

Under SFAS No. 142, the Company will no longer amortize goodwill or indefinite lived intangible assets, and will test those assets for impairment at least annually at a reporting unit level. Additionally, the amortization period of intangible assets with finite lives is no longer limited to forty years. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121,

“Accounting for the Impairment of Long-Lived Assets to be Disposed Of.” SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

The FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” in July 2001. SFAS No. 143 requires entities record obligations associated with the retirement of a tangible long-lived asset as a liability upon incurring those obligations, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation (ARO), an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the entity amortizes the liability to its present value each period, and the entity depreciates the capitalized cost over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

Upon adoption, an entity will use a cumulative-effect approach to recognize transition amounts for existing ARO liabilities, asset retirement costs, and accumulated depreciation. All transition amounts are to be measured using current information known as of the adoption date, including current assumptions and current interest rates. SFAS No. 143 will be effective for financial statements for fiscal years beginning after June 15, 2002 and earlier application is encouraged. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which provides clarifications of certain implementation issues within SFAS No. 121 along with additional guidance on the accounting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB 30, “Reporting the Effects of Disposal of a Segment of a Business.” SFAS No. 144 develops one accounting model (based on the model in SFAS No. 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that entities measure long-lived assets that are to be disposed of by sale at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30’s requirement that discontinued operations be measured at net realizable value or that entities include under “discontinued operations” in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) the entity can distinguish from the rest of the entity and (2) the entity will eliminate from the ongoing operations of the entity in a disposal transaction.

SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and early application is encouraged. The Company is evaluating the impact of the adoption of SFAS No. 144 and has not yet determined the effect of adoption on its financial position and results of operations.

In July 2001, the FASB issued an exposure draft, “Accounting in Interim and Annual Financial Statements for Certain Costs and Activities Related to Property, Plant, and Equipment.” The exposure draft was issued concurrently with the Accounting Standards Executive Committee’s (AcSEC) proposed Statement of Position (SOP), “Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment.”

The proposed SOP was issued in response to the diversity in accounting for expenditures related to property, plant and equipment, including improvements, replacements, betterments, additions, repairs and maintenance and addresses the accounting and disclosure issues related to determining which costs related to property, plant and equipment should be capitalized versus those that should be charged to expense as incurred. The proposed SOP also addresses capitalization of indirect and overhead costs and component accounting for property plant and equipment.

The exposure draft proposes to amend certain aspects of SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” and APB 28, “Interim Financial Reporting,” for costs covered under the proposed SOP. The exposure drafts provides an exclusion from the scope of SFAS No. 67 of the accounting for acquisition, development, and construction costs of real estate developed and used by an entity for subsequent rental activities and an amendment of paragraphs 15(a) and 16(a) of APB 28, prescribing that such costs under the proposed SOP be expensed as incurred.

The exposure draft’s and the proposed SOP’s provisions would be effective for annual and interim periods for fiscal years beginning after June 15, 2002 with earlier application permitted. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may constitute forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

Overview

     Users should read the following analysis of the financial condition and results of operations of Regal Cinemas, Inc. (the “Company”) in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included herein.

Results of Operations

     The Company’s generates revenues primarily from admissions and concession sales. Additional revenues are generated by electronic video games located adjacent to the lobbies of certain of the Company’s theatres and by on-screen advertisements, and rebates from concession vendors. Direct theatre costs consist of film rental and advertising costs, costs of concessions and theatre operating expenses. Film rental costs depend on the popularity of a film and the length of time since the film’s release and generally, decline as a percentage of admission revenues the longer a film is in exhibition. Because the Company purchases certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, the Company is able to improve its margins by negotiating volume discounts. Theatre operating expenses consist primarily of theatre labor and occupancy costs. At September 27, 2001, the Company paid the federal minimum wage to approximately 4.6 percent of the Company’s employees and, accordingly, the minimum wage largely determines the Company’s labor costs for those employees. Future increases in minimum wage requirements or legislation requiring additional employer funding of health care, among other things, may increase theatre operating expenses as a percentage of total revenues.

     The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items reflected in the Company’s consolidated statements of operations.

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2001	2000	2001	2000

REVENUES:

Admissions	68.3	67.7	68.8	67.7

Concessions	27.9	27.2	27.5	27.5

Other operating revenue	3.8	5.1	3.7	4.8

Total revenues	100.0	100.0	100.0	100.0

OPERATING EXPENSES:

Film rental and advertising	36.6	37.7	36.5	36.9

Cost of concessions and other	4.1	4.5	4.0	4.4

Theatre operating expenses	35.9	37.4	38.6	40.2

General and administrative	2.9	3.0	2.8	3.1

Legal and professional fees - restructuring related	1.1	0.3	1.3	0.1

Depreciation and amortization	7.3	7.9	7.8	8.3

Theatre closing costs	(1.8)	2.8	1.5	2.6

Loss on disposal of operating assets	2.6	0.1	2.1	0.1

Loss on impairment of fixed assets	4.2	8.5	7.4	5.0

Total operating expenses	92.9	102.2	102.0	100.8

OPERATING INCOME (LOSS)	7.1	(2.2)	(2.0)	(0.8)

OTHER INCOME (LOSS):

Interest expense	(15.4)	(15.0)	(16.6)	(15.8)

Interest income	0.5	0.2	.5	0.2

LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	(7.8)	(17.0)	(18.1)	(16.4)

PROVISION FOR INCOME TAXES	0.0	(18.9)	0.0	(3.9)

NET LOSS BEFORE EXTRAORDINARY ITEM	(7.8)	(35.9)	(18.1)	(20.3)

EXTRAORDINARY ITEM:

Gain (loss) on extinguishment of debt, net of applicable taxes	(0.8)	0.0	1.4	0.0

NET LOSS	$(8.6)	$(35.9)	$(16.7)	$(20.3)

Three Months Ended September 27, 2001 and September 28, 2000

     Total Revenues – Total revenues for the third quarter of fiscal 2001 decreased 3.0% to $306.0 million from $315.6 million for the comparable 2000 period. Box office revenue decreased $4.6 million due to lower attendance (2.0 million patrons) since the average screen count for the third quarter of 2001 was 3,936 versus 4,471 for the third quarter of 2000. The decline is attributable to the Company’s continued closure of under-performing theatres. Attendance per average screen increased to 9,373 per screen as compared to 8,697 for the comparable 2000 period. Box office average ticket prices were higher in the third quarter of 2001 ($5.67) as compared to the third quarter of 2000 ($5.50). The higher average box office ticket prices yielded $6.7 million of revenue that partially offset the $11.3 million effect of the decline in overall attendance in the third quarter of 2001 as compared to the third quarter of 2000. Higher average concession prices per patron for the third quarter of 2001 ($2.31 versus $2.20 for the third quarter of 2000) yielded $4.0 million which partially offset the $4.6 million effect of the decline in overall attendance in the third quarter of 2001 as compared to the corresponding 2000 period. Other operating revenue for the third quarter of 2001 was lower than in the same period in 2001 by $4.4 million due primarily to the elimination of revenues from the Company’s entertainment centers (Funscapes).

     Direct Theatre Costs – Direct theatre costs decreased by 6.9% to $233.9 million in the third quarter of 2001 from $251.1 million in the third quarter of 2000. Direct theatre costs as a percentage of total revenues decreased to 76.4% in the 2001 period versus 79.6% in the comparable 2000 period. The decrease in direct theatre costs was primarily attributable to the Company’s continued closure of under-performing theatres.

     General and Administrative Expenses – General and administrative expenses decreased by 5.1% to $9.0 million in the third quarter of 2001 from $9.4 million for the comparable 2000 period. As a percentage of total revenues, general and administrative expenses decreased to 2.9% in the third quarter of 2001 as compared to 3.0% for the corresponding 2000 period. The reduction in general and administrative expenses as a percentage of total revenues was primarily due to lower corporate salary and wage expenses and the corresponding decrease in payroll related costs.

     Legal and Professional – Restructuring Related – The Company incurred $3.5 million of professional and consulting fees in the third quarter of 2001 relating to the Company’s ongoing restructuring efforts.

     Depreciation and Amortization – Depreciation and amortization expense decreased in the third quarter of 2001 to $22.4 million from $24.8 million in the third quarter of 2000. The decrease is primarily due to asset disposals as part of the Company’s ongoing restructuring efforts as well as the reduction in both fixed assets and goodwill due to impairment (see “Impairment and Other Disposal Charges” below).

     Operating Income (Loss) – Operating income for the third quarter of 2001 was $21.9 million as compared to the $6.8 million operating loss for the third quarter of 2000. The increase is primarily due to reductions in theatre closing costs and impairment of fixed assets.

     Interest Expense – Interest expense for the third quarter of 2001 of $47.1 million was flat with the corresponding 2000 quarter of $47.2 million.

     Income Taxes – No benefit for income taxes was recorded in the third quarter of 2001 since the Company recorded an offsetting valuation allowance against the resulting deferred tax asset as it is more likely than not that such deferred tax assets would not be realized. Accordingly, the effective tax rate for the third quarter of 2001 is 0%. The Company recorded a $59.7 million expense in the third quarter of 2000 with an effective rate of (111.4%). The effective rate differs from the federal statutory rate due to the recording of a valuation allowance, non-deductible goodwill amortization, and the inclusion of state income taxes.

     Net Loss – The net loss in the third quarter of 2001 was $26.5 million as compared to $113.3 million in the third quarter of 2000. The increase is primarily due to reduced theatre closing and impairment charges, and the lack of a provision for income taxes in 2001.

     Impairment and Other Disposal Charges - The Company periodically reviews the carrying value of long-lived assets, including allocated goodwill, for impairment based on expected future cash flows. The Company performs these reviews as part of the Company’s budgeting process and on an individual theatre level, the lowest level of identifiable cash flows. Factors considered in management’s estimate of future theatre cash flows include historical operating results over complete operating cycles, current and anticipated impacts of competitive openings in individual markets, and anticipated sales or dispositions of theatres.

     Management uses the results of this analysis to determine whether impairment has occurred. The Company’s estimate of the resulting impairment loss is the amount by which the carrying value of the asset exceeds fair value using discounted cash flows. Discounted cash flows also include estimated proceeds for the sale of owned properties in the instances where management intends to sell the location. This analysis resulted in the recording of a $13.0 million impairment charge during the third quarter of 2001.

     Additionally, the Company continually evaluates the status of the Company’s under-performing locations. Consequently, the Company decided to close a number of existing theatre locations as well as discontinue plans to develop certain sites. In conjunction with certain closed locations, the Company maintains a reserve for lease termination costs of $40.2 million. This reserve for lease termination costs represents management’s best estimate of the potential costs for exiting these leases. The Company bases this estimate on analyses of the properties, correspondence with the landlord, exploratory discussion with potential sub-lessees and individual market conditions.

Nine Months Ended September 27, 2001 and September 28, 2000

     Total Revenues – Total revenues for the nine months ended September 27, 2001(the “2001 period”) increased 7.7% to $885.4 million from $822.4 million for the nine months ended September 28, 2000 (the “2000 period”). The increase was due to both higher admissions as well as increased ticket prices. Box office average ticket prices for the 2001 period averaged $5.60, which was 5.3% higher than the $5.32 average ticket price for the same period in 2000. Average concession prices per patron were also higher in the 2001 period ($2.24) versus the 2000 period ($2.16). The increased prices yielded $37.5 million. Admissions were also higher for the 2001 period (108.9 million admissions) as compared to the 2000 period (104.5 million admissions). Admissions increased for the 2001 period despite the fact that the average number of screens for the circuit decreased to 4,098 for the 2001 period from 4,438 for the 2000 period. The increased attendance yielded $32.7 million of additional revenue. Other operating revenue was lower in the 2001 period by $7.1 million due primarily to the elimination of revenues from the Company’s entertainment centers (Funscapes), partially offset by increased revenues from certain vendor rebates.

     Direct Theatre Costs – Direct theatre costs increased 4.7% to $701.2 million for the 2001 period from $670.1 million for the 2000 period. Direct theatre costs as a percentage of total revenues decreased to 79.2% in the 2001 period as compared to 81.5% in the 2000 period. The decrease in the percentage is primarily attributable to the Company’s continued closure of under-performing theatres combined with the increase in total revenues.

     General and Administrative Expenses – General and administrative expenses decreased by 5.4% to $24.4 million in the 2001 period as compared to $25.8 million for the 2000 period. As a percentage of total revenues, general and administrative expenses decreased to 2.8% in the 2001 period from 3.1% in the 2000 period. The reduction in general and administrative expenses as a percentage of total revenues was primarily due to lower corporate salary and wage expenses and the corresponding decrease in payroll related costs.

     Legal and Professional – Restructuring Related – The Company incurred $11.4 million of professional and consulting fees in the 2001 period relating to the Company’s ongoing restructuring efforts.

     Depreciation and Amortization – Depreciation and amortization expense increased in the 2001 period to $69.0 million as compared to $68.2 million in the 2000 period.

     Operating Loss – Operating loss for the 2001 period was $17.8 million as compared to $6.3 million for the 2000 period. The increased loss was primarily due to the loss on disposal of operating assets and increased legal and professional fees relating to the Company’s ongoing restructuring efforts.

     Interest Expense – Interest expense increased in the 2001 period to $146.8 million from $129.8 million in the 2000 period. The increase is primarily due to higher average debt and financing obligations in the 2001 period as compared to the 2000 period.

     Income Taxes – No benefit for income taxes was recorded in the first three quarters of 2001 since the Company recorded an offsetting valuation allowance against the resulting deferred tax asset as it is more likely than not that such deferred tax assets would not be realized. Accordingly, the effective tax rate for the first three quarters of 2001 is 0%. The Company recorded a $32.1 million expense in the first three quarters of 2000 with an effective rate of (23.8%). The effective rate differs from the federal statutory rate due to the recording of a valuation allowance, non-deductible goodwill amortization, and the inclusion of state income taxes.

     Net Loss – The net loss for the 2001 period was $148.2 million as compared to the $167.3 million loss for the 2000 period. The 2001 period net loss was lower than the 2000 period loss primarily due the lack of a provision for income taxes combined with the extraordinary gain on extinguishment of debt.

     Impairment and Other Disposal Charges – The Company periodically reviews the carrying value of long-lived assets, including allocated goodwill, for impairment based on expected future cash flows. The Company performs these reviews as part of the Company’s budgeting process and on an individual theatre level, the lowest level of identifiable cash flows. Factors considered in management’s estimate of future theatre cash flows include historical operating results over complete operating cycles, current and anticipated impacts of competitive openings in individual markets, and anticipated sales or dispositions of theatres.

     Management uses the results of this analysis to determine whether impairment has occurred. The Company’s estimate of the resulting impairment loss is the amount by which the carrying value of the asset exceeds fair value using discounted cash flows. Discounted cash flows also include estimated proceeds for the sale of owned properties in the instances where management intends to sell the location. This analysis resulted in the recording of a $65.3 million impairment charge for the 2001 period.

     Additionally, the Company continually evaluates the status of the Company’s under-performing locations. Consequently, the Company decided to close a number of existing theatre locations as well as discontinue plans to develop certain sites. In conjunction with certain closed locations, the Company maintains a reserve for lease termination costs of $40.2 million. This reserve for lease termination costs represents management’s best estimate of the potential costs for exiting these leases. The Company bases this estimate on analyses of the properties, correspondence with the landlord, exploratory discussion with potential sub-lessees and individual market conditions.

Liquidity and Capital Resources

     The Company derives substantially all its revenues from admission revenues and concession sales. The Company’s capital requirements have historically arisen principally due to new theatre openings, acquisitions of existing theatres, and the addition of screens to existing theatres. The Company financed these capital requirements with debt and to a lesser extent, internally generated cash. The Company’s Senior Credit Facilities provided for borrowings of up to $1,005.0 million in the aggregate, consisting of the Revolving Credit Facility, which permits the Company to borrow up to $500.0 million on a revolving basis and $505.0 million, in the aggregate, of term loan borrowings under three separate term loan facilities. As of September 27, 2001, the Company did not have the ability to borrow additional amounts under these facilities. Under the Senior Credit Facilities, the Company is required to comply with certain financial and other covenants. The Company is currently in default of certain of these financial covenants. The loans under the Senior Credit Facilities bear interest at a base rate (referred to as “Base Rate Loans”) plus an applicable margin based upon the Company’s Total Leverage Ratio (as defined in the Senior Credit Facilities). Additionally, the Company is in payment default with regard to its Senior Credit Facilities as the Company failed to pay principal and accrued and due interest payments as of the end of June 2001. As a result of these defaults, the lenders under the Company’s Senior Credit Facilities and the holders of the Regal Notes and Regal Debentures exercised their right to accelerate the maturity of all of the outstanding indebtedness under the respective agreements which together totals $1.80 billion on which the Company owes $171.8 million in accrued and unpaid interest. The Company does not have the ability to fund or refinance the accelerated maturity of this indebtedness outside the protections of chapter 11 of the Bankruptcy Code.

     Additionally, because of the Company’s interest payment default, the lenders under the Company’s Senior Credit Facilities notified the Company effective April 2001, that a default interest rate would be applied to the outstanding indebtedness under the Senior Credit Facilities.

     On May 27, 1998, an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and an affiliate of Hicks, Muse, Tate & Furst Incorporated (“Hicks Muse”) merged with and into the Company (the “Regal Merger”), with the Company continuing as the surviving corporation. The consummation of the Regal Merger resulted in a recapitalization (“Recapitalization”) of the Company. In the Recapitalization, the Company’s existing holders of common stock received cash for their shares of common stock, and KKR, Hicks Muse, DLJ Merchant Banking Partners II, L.P. (“DLJ”) and certain members of the Company’s management acquired the Company. In addition, in connection with the Recapitalization, the Company canceled options and repurchased warrants held by certain directors, management and employees of the Company (the “Option/Warrant Redemption”). The aggregate purchase price paid to effect the Regal Merger and the Option/Warrant Redemption was approximately $1.2 billion.

     The Regal Merger was financed by an offering of $400.0 million aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2008 (the “Original Notes”), initial borrowings of $375.0 million under the Company’s current senior credit facility (as amended, the “Senior Credit Facilities”) and $776.9 million in proceeds from the investment of KKR, Hicks Muse, DLJ and management in the Company (the “Equity Investment”). In connection with the Recapitalization, the Company made an offer to purchase (the “Tender Offer”) all $125.0 million aggregate principal amount of the previously outstanding 8 1/2% Senior Subordinated Notes due October 1, 2007, (the “Old Regal Notes”). In conjunction with the Tender Offer, the Company also solicited consents to eliminate substantially all of the covenants contained in the indenture relating to the Old Regal Notes. The purchase price paid by the Company for the Old Regal Notes was approximately $139.5 million, including a premium of approximately $14.5 million.

     The proceeds of the Original Note offering, the initial borrowing under the Company’s Senior Credit Facilities and the Equity Investment were used: (i) to fund the cash payments required to effect the Regal Merger and the Option/Warrant Redemption; (ii) to repay and retire the Company’s then existing senior credit facilities; (iii) to repurchase the Old Regal Notes; and (iv) to pay related fees and expenses.

     On August 26, 1998, the Company acquired Act III Theatres, Inc. (“Act III”). In the Act III merger, Act III became a wholly owned subsidiary of the Company and each share of Act III’s outstanding common stock was converted into a right to receive one share of the Company’s common stock. In connection with the Act III merger, the Company amended its Senior Credit Facilities and borrowed $383.3 million thereunder to repay Act III’s then existing bank borrowings and two senior subordinated promissory notes, each in the principal aggregate amount of $75.0, which was owned by KKR and Hicks Muse.

     On November 10, 1998, the Company issued $200.0 million aggregate principal amount of 8 7/8% Senior Subordinate Notes due 2008 (the “Tack-On Note”) under the same indenture governing the Original Notes. The Company used the proceeds of the Tack-On Note to repay and retire portions of the Senior Credit Facilities.

     On December 16, 1998, the Company issued an additional $200.0 million aggregate principal amount of 9 1/2% Senior Subordinated Debentures due 2010 (the “Regal Debentures”). The Company used the proceeds of the offering of the Regal Debentures to repay all of the then outstanding indebtedness under the Revolving Credit Facility and the excess for working capital purposes.

     In April of 2000, the Company obtained $20.0 million of Equipment Financing. The Company used the proceeds to repay the Revolving Credit Facility. In addition, the Company received $45.2 million of sale-leaseback financing during its second and third quarters of 2000.

     Interest payments on the Regal Notes and the Regal Debentures and interest payments and amortization with respect to the Senior Credit Facilities represent significant liquidity requirements for the Company. The Company had interest expense of approximately $47.1 million for the three-month period ended September 27, 2001. Due to the Company’s non-compliance with its Senior Credit Facilities, the lenders under the Senior Credit Facility prevented the Company from making interest payments under the Regal Notes and Regal Debentures as discussed below.

     The Regal Notes, Regal Debentures and Senior Credit Facilities impose certain restrictions on the Company’s ability to make capital expenditures and limit the Company’s ability to incur additional indebtedness. Such restrictions could limit the Company’s ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business or acquisition opportunities. The covenants contained in the Senior Credit Facilities and/or the indentures governing the Regal Notes and the Regal Debentures also, among other things, limit the ability of the Company to dispose of assets, repay indebtedness or amend other debt instruments, pay distributions, enter into sale and leaseback transactions, make loans or advances and make acquisitions.

     Since the fourth quarter of 2000, the Company has been in default of certain financial covenants contained in its Senior Credit Facilities and its Equipment Financing. As a result of the defaults, the administrative agent under the Company’s Senior Credit Facilities delivered payment blockage notices to the Company and the indenture trustee of its Regal Notes and its Regal Debentures prohibiting the payment by Regal of the semi-annual interest payments of approximately $28.5 million due to the holders of the Regal Notes on December 1, 2000 and June 1, 2001 and $8.9 million due to holders of the Regal Debentures on December 15, 2000 and June 15, 2001. Additionally, the Company is in payment default with regard to its Senior Credit Facilities as the Company failed to pay the first, second, and third quarter interest payments totaling $73.4 million and principal payments totaling approximately $3.8 million. As a result of the interest payment defaults, the lenders under the Company’s Senior Credit Facilities and the holders of the Regal Notes and Regal Debentures have exercised their right to accelerate the maturity of all of the outstanding indebtedness under the respective agreements which together totals $1.80 billion on which the Company owes $171.8 million in accrued and unpaid interest. The Company does not have the ability to fund or refinance the accelerated maturity of this indebtedness outside the protections of chapter 11 of the Bankruptcy Code.

     On September 6, 2001, the Company solicited all holders of Regal Notes and Regal Debentures and its general unsecured creditors to vote for approval or rejection of the Company’s proposed Chapter 11 plan of reorganization (the “Plan”). The Company established a record date of August 31, 2001 (for determining which noteholders and general unsecured creditors were entitled to vote on the Plan) and a voting deadline of October 5, 2001.

     The Plan and its related documents was the product of negotiations between the Company and the holders of approximately 82.3% of its senior bank debt and 93.7% of its public bonds (the “New Investors”) who agreed to vote to accept the Plan. The Plan received in number and amount sufficient votes to enable the Company to file voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), and to seek, as promptly as practicable thereafter, confirmation of the Plan.

     On October 11, 2001 (the “Petition Date”), the Company and its subsidiaries (collectively, the “Debtors”), filed voluntary petitions for relief under the Bankruptcy Code under case numbers 301-11305 through 301-11320 (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Middle District of Tennessee (the “Bankruptcy Court”), seeking court supervision of the Company’s restructuring efforts. As a result, the Debtors are currently operating as debtors-in-possession, subject to the jurisdiction of the Bankruptcy Court. The uncertainty regarding the eventual outcome of the Chapter 11 Cases and circumstances relating to this event, including the Company’s debt structure, recent losses and current economic conditions, as well as other unknown adverse factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period. Continuing on a going concern basis is dependent upon, among other things, the confirmation of a plan of reorganization by the Bankruptcy Court, the success of future business operations and the generation of sufficient cash from operations and financing sources to meet the Debtors’ obligations.

     The Plan provides for a deleveraging of the Debtors through:

(i)	Cash payment in full of all principal and accrued and unpaid interest thereon (calculated at the default rate) existing under the Senior Credit Facility for all non-New Investor holders.

(ii)	The distribution of 100% of the common stock of the reorganized Company in satisfaction of certain of the principal obligations existing under the Senior Credit Facility for all New Investors. In addition, the New Investors will receive cash payment in full for the certain restructuring costs and the accrued and unpaid interest (calculated at the default rate) on the Debtor’s Senior Credit Facility obligations to them.

(iii)	Satisfaction and retirement of the Regal Notes and Regal Debentures (See Note 3) by a cash payment equal to approximately 20%, or $180.2 million, of the claims represented by such instruments.

     The Plan also provides for new post-bankruptcy credit facilities in the aggregate amount of approximately $570.0 million (the “New Credit Facility”). The reorganized Company will use the New Credit Facility to satisfy working capital needs as well as fund distributions under the Plan.

     The Company anticipates it will incur significant legal and professional fees and other restructuring costs due to the ongoing restructuring of its business operations throughout the remainder of 2001.

Inflation; Economic Downturn

     The Company does not believe that inflation has had a material impact on its financial position or results of operations. In times of recession, attendance levels experienced by motion picture exhibitors may be adversely affected.

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16 (APB 16), “Business Combinations,” and primarily addresses the accounting for the cost of an acquired business (i.e., the purchase price allocation), including any subsequent adjustments to its cost. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting) and supersedes APB 17, Intangible Assets. The most significant changes made by SFAS No. 141 involve the requirement to use the purchase method of accounting for all business combinations, thereby eliminating use of the pooling-of-interests method along with the establishment of new criteria for determining whether the Company should recognize intangible assets acquired in a business combination separately from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

     Under SFAS No. 142, the Company will no longer amortize goodwill or indefinite lived intangible assets, and will test for impairment at least annually at a reporting unit level. Additionally, the amortization period of intangible assets with finite lives is no longer limited to forty years. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of.” SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

     The FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” in July 2001. SFAS No. 143 requires entities record obligations associated with the retirement of a tangible long-lived asset as a liability upon incurring those obligations, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation (ARO), an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the entity amortizes the liability to its present value each period, and the entity depreciates the capitalized cost over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

     Upon adoption, an entity will use a cumulative-effect approach to recognize transition amounts for existing ARO liabilities, asset retirement costs, and accumulated depreciation. All transition amounts are to be measured using current information known as of the adoption date, including current assumptions and current interest rates. SFAS No. 143 will be effective for financial statements for fiscal years beginning after June 15, 2002 and earlier application is encouraged. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which provides clarifications of certain implementation issues within SFAS No. 121 along with additional guidance on the accounting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB 30, “Reporting the Effects of Disposal of a Segment of a Business.” SFAS No. 144 develops one accounting model (based on the model in SFAS No. 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that entities measure long-lived assets that are to be disposed of by sale at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30’s requirement that discontinued operations be measured at net realizable value or that entities include under “discontinued operations” in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) the entity can distinguish from the rest of the entity and (2) the entity will eliminate from the ongoing operations of the entity in a disposal transaction.

     SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and early application is encouraged. The Company is evaluating the impact of the adoption of SFAS No. 144 and has not yet determined the effect of adoption on its financial position and results of operations.

     In July 2001, the FASB issued an exposure draft, “Accounting in Interim and Annual Financial Statements for Certain Costs and Activities Related to Property, Plant, and Equipment.” The exposure draft was issued concurrently with the Accounting Standards Executive Committee’s (AcSEC) proposed Statement of Position (SOP), “Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment.”

     The proposed SOP was issued in response to the diversity in accounting for expenditures related to property, plant and equipment, including improvements, replacements, betterments, additions, repairs and maintenance and addresses the accounting and disclosure issues related to determining which costs related to property, plant and equipment should be capitalized versus those that should be charged to expense as incurred. The proposed SOP also addresses capitalization of indirect and overhead costs and component accounting for property plant and equipment.

     The exposure draft proposes to amend certain aspects of SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” and APB 28, “Interim Financial Reporting,” for costs covered under the proposed SOP. The exposure drafts provides an exclusion from the scope of SFAS No. 67 of the accounting for acquisition, development, and construction costs of real estate developed and used by an entity for subsequent rental activities and an amendment of paragraphs 15(a) and 16(a) of APB 28, prescribing that such costs under the proposed SOP be expensed as incurred.

     The exposure draft’s and the proposed SOP’s provisions would be effective for annual and interim periods for fiscal years beginning after June 15, 2002 with earlier application permitted. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

Seasonality

     The Company’s revenues are usually seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, studios release the most marketable motion pictures during the summer and the Thanksgiving through year-end holiday season. The unexpected emergence of a hit film during other periods can alter the traditional trend. The timing of movie releases can have a significant effect on the Company’s results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter. The seasonality of motion picture exhibition, however, has become less pronounced in recent years as studios have begun to release major motion pictures somewhat more evenly throughout the year.

CONTINUATION UNDER OUR CURRENT CAPITAL STRUCTURE

     As disclosed in “Liquidity and Capital Resources,” the Company is in payment default with regard to its Senior Credit Facilities as the Company failed to pay all accrued and due interest and principal payments as of the end of June 2001. As a result of these defaults, the lenders under the Company’s Senior Credit Facilities and the holders of the Regal Notes and Regal Debentures have exercised their right to accelerate the maturity of all of the outstanding indebtedness under the respective agreements which together totals $1.80 billion on which the Company owes $171.8 million in accrued and unpaid interest. The Company does not have the ability to fund or refinance the accelerated maturity of this indebtedness outside the protections of chapter 11 of the Bankruptcy Code.

     On October 11, 2001, Regal and its subsidiaries filed voluntary petitions with the Bankruptcy Court to reorganize under chapter 11 of the Bankruptcy Code. Risk factors involving the Chapter 11 filing include, but are not limited to the following:

•	There can be no assurance the Bankruptcy Court will confirm the Company’s plan of reorganization.

•	There can be no assurance regarding any adverse actions that creditors of the Company or other parties in interest in the Chapter 11 Cases may take that may have the effect of preventing or unduly delaying confirmation of the plan of reorganization.

•	There can be no assurance as to the overall viability of the Company’s long-term operational reorganization and financial restructuring plan.

•	There can be no assurance as to the Company’s being able to obtain sufficient financing sources to fund its plan of reorganization and meet future obligations.

•	The Company may be unable to retain top management and other key personnel.

•	The commencement of the Chapter 11 reorganization may adversely affect the Company’s business. The Company believes that any such adverse effects may worsen if confirmation of the Plan is protracted.

     In addition, the uncertainty regarding the eventual outcome of the Company’s restructuring, and the effect of other unknown adverse factors (such as the lack of supply of popular motion pictures), could threaten the Company’s existence as a going concern. Continuing on a going concern basis is dependent upon, among other things, the success and Bankruptcy Court approval of the Company’s Chapter 11 reorganization, continuing to license popular motion pictures, maintaining the support of key vendors and key landlords, retaining key personnel and the continued slowing of construction within the theatre exhibition industry along with financial, business, and other factors, many of which are beyond the Company’s control.

WE DEPEND ON MOTION PICTURE PRODUCTION AND PERFORMANCE AND ON OUR RELATIONSHIP WITH FILM DISTRIBUTORS

     The Company’s ability to operate successfully depends upon a number of factors, the most important of which are the availability and appeal of motion pictures, our ability to license motion pictures and the performance of such motion pictures in our markets. The Company mostly licenses first-run motion pictures. Poor performance of or any disruption in the production of or our access to, these motion pictures could hurt our business and results of operations. Because film distributors usually release films that they anticipate will be the most successful during the summer and holiday seasons, poor performance of these films or disruption in the release of films during such periods could hurt our results for those particular periods or for any fiscal year.

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

     Management believes that the industry is working towards rationalization of the overbuilding. If the overbuilding does not subside, the Company remains at risk for increased erosion of its theatre base.

     In addition, there are many other ways to view movies once the movies leave the theatre, including cable television, videodisks and cassettes, satellite and pay-per-view services. Creating new ways to watch movies (such as video on demand) could hurt our business and results of operations. We also compete for the public’s leisure time and disposable income with all forms of entertainment, including sporting events, concerts, lives theatre and restaurants.

WE DEPEND ON OUR SENIOR MANAGEMENT

     Our success depends upon the continued contributions of our senior management, including Michael L. Campbell, our Chairman, President and Chief Executive Officer. There can be no assurances that the Company would be able to find qualified replacements for these individuals if their services were no longer available. The loss of services of one or more members of the senior management team could have a material adverse effect on the Company’s business, financial condition, and results of operations.

OUR QUARTERLY RESULTS OF OPERATIONS FLUCTUATE

     Our revenues are usually seasonal because of the way the major film distributors release films. Generally, studios release the most marketable movies during the summer and the Thanksgiving through year-end holiday season. An unexpected hit film during other periods can alter the traditional trend. The timing of movie releases can have a significant effect on our results of operations, and our results one quarter are not necessarily indicative of similar results for the next quarter. The seasonality of our business, however, has lessened as studios have begun to release major motion pictures somewhat more evenly throughout the year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SUBSEQUENT EVENTS

On October 11, 2001 (the “Petition Date”), the Company and its subsidiaries (collectively, “the Debtors”), filed voluntary petitions for relief under Chapter 11 of Title 11 under case numbers 301-11305 through 301-11320 (the “Chapter 11 Cases”) of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Middle District of Tennessee (the “Bankruptcy Court”), seeking court supervision of the Company’s restructuring efforts. As a result, the Debtors are currently operating as debtors-in-possession, subject to the jurisdiction of the Bankruptcy Court.

     On the Petition Date, the Debtors filed its proposed Chapter 11 joint plan of reorganization with the Bankruptcy Court. The following description of the Debtor’s Plan is not purported to be complete and is subject, in its entirety, to the Debtors’ Plan and Disclosure Statement that is filed as an exhibit hereto and incorporated by reference herein. In essence, the Plan provides for the substantive consolidation of the Debtors for Plan treatment and distribution purposes only as well as the following:

(i)	Payment in full of allowed administrative claims; federal, state, and local tax claims; and other priority claims.

(ii)	Payment in full of the allowed claims under the Senior Credit Facility (see Note 3). This does not include claims held by the New Investors. The New Investors have agreed to the satisfaction in cash of the interest and certain expense components of their claims and 100% of the common stock of the reorganized Company in satisfaction of the remainder.

(iii)	Reinstatement or payment in full plus interest of, surrender of collateral securing, (or in the case of a right to setoff, offset to the extent of the Debtors’ claims against the holder of) allowed miscellaneous secured claims and capitalized lease obligations.

(iv)	Distributions to the holders of general unsecured claims, including the holders of the Cobb 10-5/8% notes, that are allowed in an amount greater than $5,000) of each holder’s pro rata share of $75.0 million, not to exceed 100% of such holder’s allowed claim.

(v)	Payment in full, plus interest of general unsecured claims that are allowed in an amount that is less than or equal to $5,000.

(vi)	Satisfaction and retirement of the Subordinated Notes (See Note 3) by a cash payment equal to approximately 20%, or $179.7 million, of the Regal Debentures and Regal Note claims represented by such instruments.

     In connection with the negotiation of the Plan, the Debtors and the New Investors entered in to a Lock-Up Agreement providing for, among other things, their mutual agreement to support the Plan, the New Investors’ agreement to certain restrictions on their sale or other disposition of their respective claims against the Debtors and the New Investors’ agreement that their Senior Credit Facility claims would receive the treatment as specified in the Plan. In turn, the New Investors will receive, on account of their Senior Credit Facility claims, a cash payment in the amount of the accrued interest outstanding to them (approximately $60.4 million at September 27, 2001), 100% of the new common stock of the reorganized Company, and a payment of certain restructuring costs up to $2.05 million. Additionally, in satisfaction and retirement of their Subordinated Notes, the New Investors will receive a cash payment equal to approximately 20% of Subordinated Note claims represented by such instruments. As of September 27, 2001, the New Investors held approximately 82.3% of the debt under the Senior Credit Facility and 93.7% of the principal amount of the Subordinated Notes (see Note 3 – Long-Term Debt for further discussion).

     The Company will not make any distributions in respect of the Company’s existing common stock or other equity interest in Regal, and because of the substantive consolidation under the Plan, inter-company claims will be eliminated for Plan confirmation purposes only with no value ascribed to the stock of Regal’s subsidiaries. Following confirmation of the Plan by the

Bankruptcy Court the Company will consummate the plan (the date of substantial consummation, the “Effective Date”) and emerge as the reorganized Company (the “Reorganized Debtors”).

     Affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”), an affiliate of Hicks, Muse, Tate, & Furst Incorporated (“Hicks Muse”)(collectively, the “Initial Sponsors”), the New Investors, the DLJ Entities (defined in the Release and Indemnification Agreement) and the Debtors have entered into a comprehensive Release and Indemnification Agreement which such agreement will be assumed pursuant to the Plan. Pursuant to the Release and Indemnification Agreement, effective as of the Effective Date, (a) the Debtors and Reorganized Debtors are released by the Initial Sponsors and the DLJ Entities (collectively, the “Shareholder Release Parties”) from liability in connection with the Debtors’ relationships with the Shareholder Release Parties and (b) each of the New Investors and each of the Shareholder Release Parties mutually release each other from liability in connection with certain agreements between and among the Debtors and the Initial Sponsors, any claims held by them, and the restructuring of the Debtors. In addition, in consideration for the release of the Debtors and Reorganized Debtors by the Shareholder Release Parties, effective as of the Effective Date, the Reorganized Debtors will indemnify the Shareholder Release Parties from liability in connection with their relationship with the Debtors. The Release and Indemnification Agreement also contains a covenant between the New Investors and the Shareholder Release Parties not to sue and provides for the payment of certain management fees and certain director fees and the reimbursement of certain expenses for certain of the Shareholder Release Parties. The Bankruptcy Court has scheduled a confirmation hearing on the Plan for December 7, 2001.

     Cash on hand on the Effective Date, together with proceeds of new credit facilities in the aggregate of $570.0 million, which the Debtors expect will be obtained by the Reorganized Debtors on the Effective Date, will be used to fund the Plan distributions.

     In conjunction with the commencement of the Chapter 11 Cases, the Company also presented its “first day” motions, which the Bankruptcy Court approved, principally consisting of requests relating to:

1)	Payment of all pre-petition employee compensation, benefits and other employee obligations and the continued payment of these items.

2)	Continued payment to vendors in the ordinary course of business for post-petition goods and services received after the Petition Date.

3)	Payment in whole or in part on the pre-petition amounts owing to certain other vendors, known as “Critical Trade Vendors”, assuming such vendors continue to supply the Company in accordance with normal trade terms

4)	Continued use of the Company’s cash management system and accounts.

     The Company requested the Bankruptcy Court’s approval of these motions for the Debtors to continue business operations as debtors-in-possession with minimal impact on the day-to-day operations.

     In the Chapter 11 Cases, substantially all liabilities of the Debtors as of the Petition Date are subject to compromise or other treatment under a plan of reorganization to be confirmed by the Bankruptcy Court. The Bankruptcy Code authorizes the Company, as debtors in possession, to operate in the ordinary course of business; however, the Company may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court. The Bankruptcy Code stays, as of the Petition Date, actions to collect pre-petition indebtedness. In addition, the Bankruptcy Code bars enforcement of other pre-petition contractual obligations against the Debtors. In addition, the Debtors may, subject to Bankruptcy Court approval, reject executory contracts and unexpired leases, and parties affected by such rejections may file claims with the Bankruptcy Court in accordance with procedures set by the Bankruptcy Court and the Bankruptcy Code. Schedules were filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date as reflected in the Debtors’ accounting records. The Company will investigate differences between the amounts reflected in such schedules and claims filed by creditors that may be either amicably resolved or adjudicated before the Bankruptcy Court. The ultimate allowed amount of all such liabilities will not be known until proofs of claims have been filed and the claims reconciliation process has been completed. The Bankruptcy Court has set November 26, 2001 as the bar date for non-governmental units and May 6, 2002 as the bar date for governmental units to file proofs of claims against the Debtors.

     As permitted under the Bankruptcy Code, the Debtors have elected to assume or reject certain real estate leases, personal property leases, service contracts and other executory pre-petition contracts. The Debtors are continuing to review their market strategy, geographic positions and theatre level profitability. Because of this continuing review, the Debtors may consider rejecting additional leases for theatres that do not fall within the Debtors’ market strategy or geographic positioning or that do not perform at or above the Company’s expected theatre profitability level. The Debtors cannot presently determine the ultimate liability that will result from rejecting leases or from the filing of claims for any rejected contracts, and the Company has made no provisions for these items in the financial statements.

Item 3.
QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2000, and filed with the Commission on March 28, 2001, is incorporated in this item of this report by this reference.

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits:

2.3 – Debtors’ Plan and Disclosure Statement

(b)	Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL CINEMAS, INC.

Date: November 12, 2001	By:	/s/ Michael L. Campbell

Michael L. Campbell, Chairman, President and

Chief Executive Officer

	By:	/s/ Amy Miles

Executive Vice President and

Chief Financial Officer

Exhibit Index

Item	Description

2.3	Debtor’s Plan and Disclosure Statement